Form 10-Q
period 1995-03-31
SOUTHERN TIMBER PARTNERS I
filed 1995-05-15
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995



	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11027


	SOUTHERN TIMBER PARTNERS I

	(Exact name of registrant as specified in its charter)




Georgia                                 56-1303554

(State or other jurisdiction of         (I.R.S. Employer
 Incorporation or organization)         identification No.)

3 World Financial Center, 29th Floor, New York, NY		  10285

(Address of principal executive offices)		(Zip code)

	(212) 526-3237

	(Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



	INDEX



                                                                Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

        Balance Sheets at March 31, 1995 and
        December 31, 1994                                       3

        Statement of Partners' Capital (Deficit) for the
        three months ended March 31, 1995                       3

        Statements of Operations for the three months ended
        March 31, 1995 and 1994                                 4

        Statements of Cash Flows for the three months ended
        March 31, 1995 and 1994                                 5

        Notes to the Financial Statements                       6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                      7


PART II	OTHER INFORMATION

        Items 1-6                                               8


Balance Sheets
                                        March 31,       December 31,
Assets                                  1995            1994

Timber and timberland, at cost          $ 8,643,543     $ 9,174,377
Less-accumulated depletion               (3,814,004)     (3,814,004)

        Net timber and timberland         4,829,539       5,360,373

Cash and cash equivalents                 2,479,114       1,428,986
Accounts receivable                           1,320         515,767
Prepaid insurance                             3,384           5,922
Due from joint venture                        2,893           2,472
Investment in joint venture               1,438,246       1,433,210

                Total Assets            $ 8,754,496     $ 8,746,730


Liabilities and Partners' Capital

Liabilities:
   Accounts payable and
   accrued expenses                     $    29,739     $    40,189
   Due to affiliates                        151,728         136,953

                Total Liabilities           181,467         177,142

Partners' Capital (Deficit):
        General Partner                     (45,221)        (45,263)
        Limited Partners
        (40,000 units outstanding)        8,618,250       8,614,851

            Total Partners' Capital       8,573,029       8,569,588

            Total Liabilities and
            Partners' Capital           $ 8,754,496     $ 8,746,730


Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1995

                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1994    $8,614,851      $  (45,263)     $8,569,588
Distributions to foreign
        limited partners              (744)              -            (744)
Net income                           4,143              42           4,185

Balance at March 31, 1995       $8,618,250      $  (45,221)     $8,573,029


Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                          1995            1994

Interest                                        $ 30,498        $  3,980
Other                                                650             480

        Total Income                              31,148           4,460

Expenses

Property operating                                22,291          54,022
General and administrative                         9,708          15,448

        Total Expenses                            31,999          69,470

Loss from operations                                (851)        (65,010)

Other Income (Loss)

Income (loss) from joint venture                   5,036          (2,010)

        Net Income (Loss)                       $  4,185        $(67,020)


Net Income (Loss) Allocated:

To the General Partner                          $     42        $   (670)
To the Limited Partners                            4,143         (66,350)

                                                $  4,185        $(67,020)

Per limited partnership unit
        (40,000 outstanding)                        $.10          $(1.66)




Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:           1995            1994

Net income (loss)                               $    4,185      $  (67,020)
Adjustments to reconcile
net income (loss) to net cash
provided by (used for) operating activities:
        (Income) loss from joint venture            (5,036)          2,010
	Increase (decrease) in cash arising from changes
	in operating assets and liabilities:
                Accounts receivable                514,447               -
                Prepaid insurance                    2,538               -
                Due from Joint Venture                (421)              -
                Accounts payable and
                accrued expenses                   (10,450)         11,753
                Due to affiliates                   14,775         (31,656)

Net cash provided by (used for)
operating activities                               520,038         (84,913)


Cash Flows from Investing Activities:

        Proceeds from land sales                   530,834               -

Net cash provided by investing activities          530,834               -


Cash Flows from Financing Activities:

	Distributions - income tax withholdings
                for foreign partners                  (744)         (1,627)

Net cash used for financing activities                (744)         (1,627)

Net increase (decrease) in cash and
cash equivalents                                 1,050,128         (86,540)
Cash and cash equivalents at
beginning of period                              1,428,986         649,928

Cash and cash equivalents at end of period      $2,479,114      $  563,388


Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        Reclassifications Certain prior year amounts have been reclassified to conform with the financial statement presentation used in 1995.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Timber and timberland, at cost, decreased by $530,834 from $9,174,377 at December 31, 1994, to $8,643,543 at March 31, 1995. This decrease is due to the sale of approximately 1,016 acres of timberland and 3,464 cords of timber from the Estes tract during the first quarter of 1995.

At March 31, 1995, the Partnership's cash balance totalled $2,479,114, representing an increase of $1,050,128 from $1,428,986 at December 31, 1994. The increase is primarily the result of proceeds received from timberland sales in the first quarter of 1995 and to the collection in 1995 of accounts receivable related to timberland sales which occurred in 1994. The collection of these accounts receivable is the primary reason for the $514,447 decrease in the Partnership's accounts receivable balance at March 31, 1995, as compared to the balance at December 31, 1994. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses. The General Partners are currently evaluating the Partnership's cash needs and will consider distributing a portion of the cash balance later in 1995.

While the long-term trend for timber prices has been upward, prices will continue to be subject to cyclical fluctuations. Even if timber prices improve significantly, the Partnership intends to continue to sell timber selectively since the Estes tract will be more valuable to a potential buyer if it contains a sizable percentage of merchantable timber.

In addition to timber sales, the General Partner will also continue to pursue timberland sales on the Estes tract. It should be noted, however, that the market for raw land in the area of Florida where the tract is located remains weak. Values may be further undermined in the future by the implementation of the State Growth Management Act which discourages development of raw land and tree harvesting. The General Partner will continue to monitor the market closely in order to obtain maximum value.

The Partnership currently owns approximately 7,000 acres of timberland on the Estes tract outright and a 24% share in the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its primary value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The initial step in marketing the tract, the formulation of a land use plan, was recently completed. The plan is currently being incorporated into a more comprehensive marketing plan.

Results of Operations

The Partnership's operations resulted in net income of $4,185 and a net loss of $67,020 for the three months ended March 31, 1995 and 1994, respectively. The difference is primarily attributable to increased interest income and decreased property operating and general and administrative expenses.

Interest income totalled $30,498 for the period ended March 31, 1995, compared to $3,980 for the corresponding period in 1994. The increase is primarily the result of a higher cash balance invested resulting from timberland sales in the latter part of 1994.

Property operating expenses were $22,291 for the period ended March 31, 1995, compared to $54,022 for the corresponding period in 1994. The decrease is primarily due to a decline in management fees and property maintenance expenses. In the first quarter of 1994, the Partnership incurred costs associated with cruising and controlled burning on the Estes tract. No such expenses were incurred during the first quarter of 1995.

General and administrative expenses for the periods ended March 31, 1995 and 1994 were $9,708 and $15,448, respectively. The decrease is primarily due to a decline in the Partnership's audit fee.

The Partnership recognized income from Joint Venture operations of $5,036 for the three months ended March 31, 1995, compared with a loss of $2,010 for the three months ended March 31, 1994. The joint venture income in 1995 is attributable to income from timber sales recognized in the first quarter of 1995 in excess of ordinary operating expenses. The joint venture loss in 1994 was attributable to a lack of timber sales and the recording of ordinary operating expenses.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SOUTHERN TIMBER PARTNERS I

				BY:	SOUTHERN TIMBER RESOURCES CORP.
					General Partner





Date:  May 12, 1995

                                BY:     /s/ Paul L. Abbott
					Paul L. Abbott
                                        Director, President, and
                                        Chief Financial Officer