Form 10-Q
period 1995-06-30
SOUTHERN TIMBER PARTNERS I
filed 1995-08-11
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1995



                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 0-11027



                           SOUTHERN TIMBER PARTNERS I
                  (formerly Hutton Southern Timber Partners I)

             (Exact name of registrant as specified in its charter)




        Georgia                                         56-1303554

(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                       identification No.)


3 World Financial Center, 29th Floor, New York, NY
ATTN: Andre Anderson                                            10285

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






Balance Sheets


                                                   June 30,        December 31,
Assets                                                1995                1994

Timber and timberland, at cost                 $ 8,448,075         $ 9,174,377
Less-accumulated depletion                      (3,814,004)         (3,814,004)

   Net timber and timberland                     4,634,071           5,360,373

Cash and cash equivalents                        1,143,109           1,428,986
Accounts Receivable                                      -             515,767
Prepaid Insurance                                   17,346               5,922
Due from joint venture                               2,893               2,472
Investment in Joint Venture                      1,440,162           1,433,210

     Total Assets                              $ 7,237,581         $ 8,746,730



Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses       $    32,644         $    40,189
   Due to affiliates                               167,262             136,953

     Total Liabilities                             199,906             177,142

Partners' Capital (Deficit):
   General Partner                                 (60,598)            (45,263)
   Limited Partners (40,000 units outstanding)   7,098,273           8,614,851

     Total Partners' Capital                     7,037,675           8,569,588

     Total Liabilities and Partners' Capital   $ 7,237,581         $ 8,746,730




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                          Limited        General
                                          Partners       Partner         Total

Balance at December 31, 1994              $(45,263)  $ 8,614,851   $ 8,569,588
Distributions                              (15,353)   (1,518,373)   (1,533,726)
Net income                                      18         1,795         1,813

Balance at June 30, 1995                  $(60,598)  $ 7,098,273   $ 7,037,675




Statements of Operations

                                 Three months ended           Six months ended
                                      June 30,                    June 30,
Income                          1995            1994         1995          1994

Timber sales                 $     -       $ 368,619      $     -     $ 368,619
Gain (loss) on sales of
timberland                    (8,648)         66,853       (8,648)       66,853
Interest                      37,985           5,046       68,483         9,026
Other                            460             625        1,110         1,105

  Total Income                29,797         441,143       60,945       445,603

Expenses

Depletion                          -         155,005            -       155,005
Property operating            22,072          39,913       44,363        93,935
General and administrative    12,014          24,801       21,722        40,249

  Total Expenses              34,086         219,719       66,085       289,189

Income (Loss) from
operations                    (4,289)        221,424       (5,140)      156,414


Other Income (Loss)

Income (Loss) from joint
venture                        1,917          (2,019)       6,953        (4,029)

     Net Income (Loss)       $(2,372)      $ 219,405      $ 1,813     $ 152,385

Net Income (Loss) Allocated:

To the General Partner       $   (24)      $   2,194      $    18     $   1,524
To the Limited Partners       (2,348)        217,211        1,795       150,861

                             $(2,372)      $ 219,405      $ 1,813     $ 152,385

Per limited partnership unit
        (40,000 outstanding) $  (.06)      $    5.43      $   .04     $    3.77




Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995              1994

Net income                                       $     1,813        $  152,385
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Depletion                                               -           155,005
   (Gain) Loss on sales of timberland                  8,648           (66,853)
   (Gain) Loss from joint venture                     (6,953)            4,029
   Increase (decrease) in cash arising from
   changes
   in operating assets and liabilities:
       Accounts receivable                           515,767          (471,980)
       Prepaid Insurance                             (11,424)                -
       Due From Joint Venture                           (421)                -
       Accounts payable and accrued expenses          (7,545)            1,914
       Due to affiliates                              30,309           (26,393)

Net cash provided by (used for) operating
activities                                           530,194          (251,893)

Cash Flows from Investing Activities:

   Proceeds from sales of timberland                 717,655           471,980

Net cash provided by investing activities            717,655           471,980

Cash Flows from Financing Activities:

   Distributions                                  (1,533,726)           (1,627)

Net cash used for financing activities            (1,533,726)           (1,627)

Net increase (decrease) in cash and cash
equivalents                                         (285,877)          218,460
Cash and cash equivalents at beginning of
period                                             1,428,986           649,928

Cash and cash equivalents at end of period       $ 1,143,109        $  868,388




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994, and the statement of partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, or material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        Reclassifications-Certain prior year amounts have been reclassified to conform with the financial statement presentation used in 1995.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.


Liquidity and Capital Resources

Timber and timberland, at cost, decreased by $726,302 from $9,174,377 at December 31, 1994, to $8,448,075 at June 30, 1995. This decrease is due to the sale of approximately 1,398 acres of timberland and 4,867 cords of timber from the Estes tract during the first six months of 1995.

At June 30, 1995, the Partnership's cash balance totalled $1,143,109, representing a decrease of $285,877 from $1,428,986 at December 31, 1994. The decrease is primarily the result of the June 30, 1995 payment of a cash distribution to the limited partners in the amount of $1,520,000, or $38 per Unit, partially offset by proceeds from timberland sales during the first half of 1995 and collection of accounts receivable in the first quarter of 1995.
The collection of these accounts receivable is the primary reason for the $515,767 decrease in the Partnership's accounts receivable balance at June 30, 1995. The Partnership's cash balance, along with funds generated from future sales of timber and timberland, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totalled $32,644 at June 30, 1995, compared to $40,189 at December 31, 1994. The decrease is primarily attributable to the timing of the payment of the Partnership's annual audit fee and the payment of the 1994 property appraisal fee.

Due to affiliates increased from $136,953 at December 31, 1994 to $167,262 at June 30, 1995. The increase is primarily attributable to the accrual of the Partnership's management fee for the first and second quarters of 1995.

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

The Partnership currently owns approximately 6,400 acres of timberland on the Estes tract outright and a 24% share in the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its primary value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The General Partner has prepared a land use plan which is being incorporated into a more comprehensive marketing plan. While preparations are underway for marketing the tract, it is difficult to predict when conditions will be best suited for a sale as it largely depends on the pace of development in the area surrounding the tract.


Results of Operations

The Partnership's operations resulted in a net loss of $2,372 and net income of $1,813 for the three and six months ended June 30, 1995, respectively, as compared to net income of $219,405 and $152,385, respectively, for the corresponding periods in 1994. The decreases in both periods are primarily attributable to a lack of timber sales during the first six months of 1995. During the first six months of 1994, the Partnership recorded timber sales of $368,619, as compared to $0 for the corresponding period in 1995. Also contributing to the decrease in the Partnership's net income was the recognition of a loss on sales of timberland during the second quarter of 1995 totalling $8,648, compared to a gain recorded on the sale of timberland for the corresponding period in 1994 in the amount of $66,853. Partially offsetting the decrease in net income for the three and six months ended June 30, 1995 was depletion expense incurred by the Partnership during the second quarter of 1994 totalli ng $155,005. Depletion expense is recorded when timber is harvested off the timberland tracts. Since the only timber sold in 1995 was included as part of acreage sales, no depletion expense was recorded.

Interest income totalled $37,985 and $68,483, respectively, for the three and six months ended June 30, 1995, compared to $5,046 and $9,026, respectively, for the corresponding periods in 1994. The increases are primarily the result of a higher cash balance invested during the first six months of 1995 as a result of timberland sales during the latter part of 1994.

Property operating expenses totalled $22,072 and $44,363, respectively, for the three and six months ended June 30, 1995, compared to $39,913 and $93,935, respectively, for the corresponding periods in 1994. The decreases are primarily due to a decline in management fees and property maintenance expenses. In 1994, the Partnership incurred costs associated with cruising and controlled burning on the Estes tract. No such expenses were incurred during the first six months of 1995. General and administrative expenses for the three and six months ended June 30, 1995 were $12,014 and $21,722, respectively, compared to $24,801 and $40,249, respectively, for the corresponding periods in 1994. The decreases are primarily attributable to a decrease in advertising expenses incurred by the Partnership during the 1995 periods. During the second quarter of 1994, the Partnership incurred advertising expenses of approximately $11,000 in connection with auction sales of timberland from the Estes tract. Also contributing to the decrease in general and administrative expenses was a decrease in the Partnership's audit fee.

The Partnership recognized income from Joint Venture operations of $1,917 and $6,953, respectively, for the three and six months ended June 30, 1995, compared with losses of $2,019 and $4,029, respectively, for the corresponding periods in 1994. The joint venture income in 1995 is attributable to income from sales of timber from the Laurel View tract during the first six months of 1995 in excess of ordinary operating expenses. The joint venture loss in 1994 was attributable to a lack of timber sales and the recording of ordinary operating expenses.




PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					SOUTHERN TIMBER PARTNERS I

				BY:	SOUTHERN TIMBER RESOURCES CORP.
					General Partner





Date:	August 11, 1995
				BY:	/s/ Paul L. Abbott
					Paul L. Abbott
					Director, President and
					Chief Financial Officer