Form 10-Q/A
period 1995-06-30
SOUTHERN TIMBER PARTNERS I
filed 1995-08-18
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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



Balance Sheets


                                                   June 30,        December 31,
Assets                                                1995                1994

Timber and timberland, at cost                 $ 8,448,075         $ 9,174,377
Less accumulated depletion                      (3,814,004)         (3,814,004)

   Net timber and timberland                     4,634,071           5,360,373

Cash and cash equivalents                        1,143,109           1,428,986
Accounts receivable                                      -             515,767
Prepaid insurance                                   17,346               5,922
Due from joint venture                               2,893               2,472
Investment in joint venture                      1,440,162           1,433,210

     Total Assets                              $ 7,237,581         $ 8,746,730



Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses       $    32,644         $    40,189
   Due to affiliates                               167,262             136,953

     Total Liabilities                             199,906             177,142

Partners' Capital (Deficit):
   General Partner                                 (60,598)            (45,263)
   Limited Partners (40,000 units outstanding)   7,098,273           8,614,851

     Total Partners' Capital                     7,037,675           8,569,588

     Total Liabilities and Partners' Capital   $ 7,237,581         $ 8,746,730




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                           General       Limited
                                           Partner      Partners         Total

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