Form 10-Q
period 1995-09-30
SOUTHERN TIMBER PARTNERS I
filed 1995-11-14
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


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

Balance Sheets


                                               September 30,        December 31,
Assets                                             1995                 1994

Timber and timberland, at cost                   $8,215,682          $9,174,377
Less-accumulated depletion                       (3,814,004)         (3,814,004)

     Net timber and timberland                    4,401,678           5,360,373

Cash and cash equivalents                         1,402,292           1,428,986
Accounts Receivable                                    -                515,767
Prepaid Insurance                                    13,750               5,922
Due from joint venture                                 -                  2,472
Investment in Joint Venture                       1,437,931           1,433,210

     Total Assets                                $7,255,651          $8,746,730


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses             $65,581             $40,189
  Due to affiliates                                 182,287             136,953

     Total Liabilities                              247,868             177,142

Partners' Capital (Deficit):
  General Partner                                   (60,897)            (45,263)
  Limited Partners (40,000 units outstanding)     7,068,680           8,614,851

     Total Partners' Capital                      7,007,783           8,569,588

     Total Liabilities and Partners' Capital     $7,255,651          $8,746,730




Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                            General       Limited
                                            Partner      Partners      Total

Balance at December 31, 1994               $(45,263)    $8,614,851   $8,569,588
Distributions                               (15,353)    (1,518,373)  (1,533,726)
Net loss                                       (281)       (27,798)     (28,079)

Balance at September 30, 1995              $(60,897)    $7,068,680   $7,007,783

Statements of Operations

                                        Three months ended     Nine months ended
                                            September 30,         September 30,
Income                                    1995        1994      1995       1994

Timber sales                               $-      $69,475       $-    $438,094
Gain (loss) on sales of timberland      13,337      (8,682)    4,689     58,171
Interest                                17,675      11,736    86,158     20,762
Other                                      500         450     1,610      1,555

  Total Income                          31,512      72,979    92,457    518,582

Expenses
Depletion                                 -         38,254      -       193,259
Property operating                      21,822      30,326    66,185    124,261
General and administrative              37,350      15,241    59,072     55,490

   Total Expenses                       59,172      83,821   125,257    373,010

Income (loss) from operations          (27,660)    (10,842)  (32,800)   145,572

Other Income (Loss)

Income (loss) from joint venture        (2,232)     (5,113)    4,721    (9,142)

   Net Income (Loss)                  $(29,892)   $(15,955) $(28,079)  $136,430

Net Income (Loss) Allocated:

To the General Partner                   $(299)      $(160)    $(281)    $1,364
To the Limited Partners                (29,593)    (15,795)  (27,798)   135,066

                                      $(29,892)   $(15,955) $(28,079)  $136,430

Per limited partnership unit
  (40,000 outstanding)                   $(.74)      $(.39)    $(.70)     $3.38


Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                        1995        1994

Net income (loss)                                        $(28,079)     $136,430
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depletion                                                  -          193,259
  Gain on sales of timberland                              (4,689)      (58,171)
  (Income) loss from joint venture                         (4,721)        9,142
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivable                                   515,767          -
    Prepaid Insurance                                      (7,828)         -
    Due from joint venture                                  2,472          -
    Accounts payable and accrued expenses                  25,392         2,584
    Due to affiliates                                      45,334        (1,758)

Net cash provided by operating activities                 543,648       281,486

Cash Flows from Investing Activities:

  Proceeds from sales of timberland                      963,384        552,344

Net cash provided by investing activities                963,384        552,344

Cash Flows from Financing Activities:

  Distributions                                       (1,533,726)        (1,627)

Net cash used for financing activities                (1,533,726)        (1,627)

Net increase (decrease) in cash and cash equivalents     (26,694)       832,203
Cash and cash equivalents at beginning of period       1,428,986        649,928

Cash and cash equivalents at end of period            $1,402,292     $1,482,131

Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, cash flows for the nine months ended September 30, 1995 and 1994, and the statement of partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

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

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Timber and timberland, at cost, decreased by $958,695 from $9,174,377 at December 31, 1994, to $8,215,682 at September 30, 1995. This decrease is due to the sale of approximately 1,751 acres of timberland, including 7,058 cords of timber, from the Estes tract during the first nine months of 1995.

At September 30, 1995, the Partnership's cash balance totalled $1,402,292, representing a decrease of $26,694 from $1,428,986 at December 31, 1994. The decrease is primarily the result of the June 30, 1995 payment of a cash distribution to the limited partners in the amount of $1,518,373, or $38 per Unit, which was partially offset by proceeds from timberland sales during the first nine months of 1995, and collection of accounts receivable in the first quarter of 1995. The collection of these accounts receivable is the reason for the $515,767 decrease in the Partnership's accounts receivable balance from December 31, 1994 to September 30, 1995. The Partnership's cash balance, along with funds generated from future sales of timber and timberland, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totalled $65,581 at September 30, 1995, compared to $40,189 at December 31, 1994. The increase is primarily attributable to the accrual of 75% of the Partnership's estimated real estate taxes for 1995 and a settlement to be paid in the fourth quarter of 1995 regarding an alleged claim against the Partnership. The increase in accounts payable and accrued expenses was partially offset by the payment of the 1994 property appraisal fee in the first quarter of 1995 and the first quarter 1995 payment of costs related to the Partnership's investment in the joint venture.

Due to affiliates increased from $136,953 at December 31, 1994 to $182,287 at September 30, 1995. The increase is primarily attributable to the accrual of the Partnership's management fee for the first three quarters of 1995.

Although the long-term trend for timber prices has been upward, prices will continue to be subject to cyclical fluctuations. Even if timber prices improve significantly, the Partnership intends to continue to sell timber selectively since the Estes tract will be more valuable to a potential buyer if it contains a sizable percentage of merchantable timber.

During the third quarter of 1995, the Partnership completed a sale for 353 acres of timberland from the Estes tract for gross proceeds of $245,729. In addition, a Purchase and Sale Agreement was signed for 143 acres from this tract, which is expected to close in the near future. The General Partner has been negotiating with the State of Florida for the sale of a significant portion of the Estes tract. A Purchase and Sale Agreement has also been signed with the State for 1,290 acres and a second sale is being negotiated. Although the General Partner is optimistic about both sales, there can be no assurances that they will occur.

The General Partner continues to pursue additional timberland sales on the Estes tract. It should be noted, however, that the market for raw land in the area of Florida where the tract is located remains weak. Values have been further undermined by the implementation of the State Growth Management Act which discourages development of raw land and tree harvesting. The General Partner is focused on efficient and responsive management of the tracts and continues to closely monitor and evaluate market conditions in an effort to enhance the value of the Partnership's tracts. At this time, the General Partner intends to pursue select sales of smaller tracts of land which are more valuable and better suited for uses other than timberland, and then market and sell the remaining acreage as timberland.

The Partnership owns approximately 6,050 acres of timberland on the Estes tract outright and a 24% share in the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. Although the Laurel View tract could be sold as timberland, the General Partner believes its primary value would be realized if sold as a development site due to its coastal location and close proximity to Interstate 95. The General Partner has prepared a land use plan and marketing plan for the property. While preparations for marketing the tract are in progress, it is difficult to predict when conditions will be best suited for a sale as it largely depends on the pace of development in the area surrounding the tract.

Results of Operations
The Partnership incurred net losses of $29,892 and $28,079 for the three and nine months ended September 30, 1995, respectively, as compared to a net loss of $15,955 and net income of $136,430, respectively, for the corresponding periods in 1994. The net losses for the 1995 periods are mainly attributable to the lack of timber sales in 1995, partially offset by declines in property operating expenses. No depletion expense was recorded for the three-or nine-month periods ending September 30, 1995 because the only timber sold in 1995 was included as part of timberland sales.

Total income for the three and nine months ended September 30, 1995, was $31,512 and $92,457, respectively, compared with $72,979 and $518,582, respectively, for the corresponding periods in 1994. The decrease in total income for the three-month period in 1995, compared to the three-month period in 1994, was mainly due to the lack of timber sales in the third quarter of 1995. This decrease was partially offset by a net gain on timberland sales of $13,337 during the third quarter of 1995 and a net loss on timberland sales of $8,682 during the third quarter of 1994. The decrease in total income for the nine months ended September 30, 1995, compared to the same period in 1994, was also mainly due to the lack of timber sales in 1995. Additionally, total income for the nine months ended September 30, 1995, decreased due to net gains on sales of timberland of only $4,689 in the nine months ended September 30, 1995, compared to net gains on sales of timberland of $58,171 for the corresponding period in 1994.

Interest income totalled $17,675 and $86,158, respectively, for the three and nine months ended September 30, 1995, compared to $11,736 and $20,762, respectively, for the corresponding periods in 1994. The increases are primarily the result of a higher cash balance invested during the first six months of 1995 as a result of timberland sales since the latter part of 1994 and higher interest rates in 1995.

Property operating expenses totalled $21,822 and $66,185, respectively, for the three and nine months ended September 30, 1995, compared to $30,326 and $124,261, respectively, for the corresponding periods in 1994. The decreases are primarily due to lower management fees and property maintenance expenses. Management fees were smaller through the first nine months of 1995 because the appraised value of the Estes tract, which is used as the basis for calculating the management fee, was lower in 1995 due to sales from the tract in 1994.
This decrease was partially offset by an increase in the appraised value of the Laurel View tract. Property maintenance fees were higher in 1994 due to costs associated with cruising and controlled burning on the Estes tract. No such expenses were incurred during the first nine months of 1995.

General and administrative expenses for the three and nine months ended September 30, 1995 were $37,350 and $59,072, respectively, compared to $15,241 and $55,490, respectively, for the corresponding periods in 1994. The increases are primarily attributable to a settlement to be paid in the fourth quarter of 1995 regarding an alleged claim against the Partnership. The cost of this settlement was mostly offset by lower audit and professional fees.

The Partnership recognized a loss from Joint Venture operations of $2,232 and income of $4,721, respectively, for the three and nine months ended September 30, 1995, compared with losses of $5,113 and $9,142, respectively, for the corresponding periods in 1994. The joint venture income for the nine-month period ended September 30, 1995 is attributable to income from sales of timber from the Laurel View tract during the first six months of 1995 in excess of ordinary operating expenses. The joint venture losses for the three and nine-month periods in 1994 as well as the three-month period ended September 30, 1995, were attributable to a lack of timber sales and the recording of ordinary operating expenses.





PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTHERN TIMBER PARTNERS I

				BY:	SOUTHERN TIMBER RESOURCES CORP.
                                        General Partner





Date:	November 13, 1995
				BY:	/s/ Paul L. Abbott
					Paul L. Abbott
					Director, President and
                                        Chief Financial Officer