Form 10-K
period 1995-12-31
SOUTHERN TIMBER PARTNERS I
filed 1996-03-29
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended: December 31, 1995  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT [NO FEE REQUIRED]

                        Commission file number:  0-11027

                           SOUTHERN TIMBER PARTNERS I
                  (formerly Hutton Southern Timber Partners I)
              Exact name of registrant as specified in its charter


Georgia                                                56-130554
State or other jurisdiction                I.R.S. Employer Identification No.
of incorporation or organization

3 World Financial Center, 29th Floor
New York, NY    ATTN:  Andre Anderson
(Address of principal executive offices)                     10285
                                                           (Zip Code)


Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

DOCUMENTS INCORPORATED BY REFERENCE:
The Registrant's Prospectus dated October 30, 1981, as supplemented on January 5, 1982 and January 12, 1982, is incorporated by reference in Part I.

The Registrant's Annual Report to Unitholders for the year ended December 31, 1995 is incorporated by reference in Parts I, II, III and IV.



                                     PART I

Item 1.  Business

(a)  General Development of Business

Southern Timber Partners I (the "Partnership" or "Registrant") (formerly known as Hutton Southern Timber Partners I) was organized as a Georgia limited partnership in 1981, and is engaged in the business of investing in timberland and timber cutting rights in the southeastern United States. The Registrant acquired properties, and currently manages the timber growth on its timberland with a view toward increasing its value and selling the timber and timberlands.

Its general partner is Southern Timber Resources Corp. (the "General Partner"), formerly known as Hutton Timber Resources Corp., a Delaware corporation which is an affiliate of Lehman Brothers Inc. ("Lehman"), a Delaware corporation (see
Item 10.). The General Partner has responsibility for all aspects of the Registrant's operations and provides executive, supervisory and certain administrative services for the Registrant.

In 1982, the Registrant concluded a public offering (the "Offering") of 40,000 units of limited partnership interest (the "Units") through E.F. Hutton & Company Inc. ("Hutton") as selling agent, at a price of $500 per Unit. The Units were registered under the Securities Act of 1933 on Form S-11 (Registration No. 2-73838) which had been declared effective October 29, 1981. Reference is made to the Prospectus of the Registrant dated October 30, 1981, as supplemented on January 5, 1982 and January 12, 1982, filed pursuant to Rules 424(b) and 424(c), under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus"). Upon the sale of 20,000 Units, the Registrant exercised its option, described in the Prospectus, to offer 20,000 additional Units for sale, and continued the Offering until February 22, 1982, at which time all 40,000 Units had been sold. The limited partners made aggregate capital contribution s to the Registrant of $20,000,000. The Registrant admitted the subscribers in two groups, the first group on January 11, 1982 and the remaining subscribers on March 1, 1982. As of December 31, 1983, the Registrant had invested all of the proceeds of the Offering available for investment in timber properties.
The Registrant may sell or exchange its properties for other properties at any time. However, the Registrant may not reinvest the proceeds from sales in other properties. The Registrant may also invest in timber through the purchase of timber cutting rights but has not invested in such rights to date. The Registrant may utilize borrowing to increase its invested assets if the General Partner determines that the terms of such borrowing would be advantageous to the Registrant. At this time, the General Partner does not anticipate utilizing additional borrowing.

On October 13, 1987, the Registrant contributed the Finch and Dixon tracts, which totalled 1,239 acres of timberland and had a fair market value of $946,676 and a net book value of $1,432,655 at the time, to a newly formed joint venture, Southern Timber Venture Partners 1, formerly Hutton Timber Venture Partners 1 (the "Joint Venture"), in exchange for a 24% interest in the Joint Venture. An affiliated partnership, Southern Timber Partners 2 (formerly Hutton Southern Timber Partners 2), contributed $3,011,417 in cash in exchange for the remaining 76% interest. On October 15, 1987 substantially all of these contributions were applied to the acquisition of 1,709 acres of the Laurel View tract located in Liberty County, Georgia. For a description of the Joint Venture see Note 6 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended
December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.

The Partnership will continue until December 31, 1996, unless terminated sooner in accordance with the terms of the Partnership Agreement. However, the Partnership Agreement states that the General Partner can extend the life of the Partnership beyond the termination date if it is determined that a sale of the timberland at that time would cause undue loss to the partners. The Partnership's termination will be accomplished through the liquidation of the Partnership's assets which primarily consist of merchantable timber, clear-cut timberland and fully-forested timberland. During 1995 the General Partner executed a purchase and sale agreement to sell a portion of the Estes Tract
and entered into negotiations for a second sale from the Estes tract.   In
1996, the Partnership will begin marketing the Laurel View tract for its development potential. Reference is made to Item 7 of this Form 10-K and the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.



(b)  Financial Information About Industry Segment

The Registrant operates in only one industry segment. The General Partner, in conjunction with an independent forest consulting firm, develops a forest management plan for each property acquired by the Registrant. Such plans estimate the types and numbers of trees of varying diameter and age on each tract and the costs and expenses of maintaining the tract, recommend thinning, harvesting, reforestation and other forest management practices, analyze maturity cycles, and generally assist the General Partner in maximizing the Registrant's return on each investment property. Cutting schedules and priorities for harvesting may change and are subject to changes in market conditions or other future developments affecting the properties or the Registrant.

In addition to income from harvesting or sale of timberlands, the General Partner may and has in situations deemed appropriate, endeavored to produce additional cash flow for the Registrant by ancillary land uses. These may include cattle grazing, mineral operations, recreational and hunting leases, and conversion or sale of sites for higher value uses. In the year ended December 31, 1995, revenues from such uses were $9,150.

(c)  Narrative Description of Business

The primary investment objectives of the Registrant are:

	(1) long-term capital appreciation of its timber properties, and

	(2) cash flow derived from periodic harvesting of timber.

The ownership and operation of timber properties involves a number of risks, and there is no assurance that the Registrant will ultimately achieve its investment objectives. Risks include, among others, changes in governmental regulations, fire hazards, insect damage, diseases and timber theft, and risks of market fluctuations. The General Partner believes the employment of good forestry management practices helps to ameliorate the physical risks of timber investments, however, these risks cannot be eliminated entirely. See the caption entitled "Risk Factors" in the Prospectus which is incorporated herein by reference.

The Registrant incurs costs in connection with the ownership and management of its properties. These include costs of maintaining roads and boundary lines, fire protection, annual property taxes, fees and expenses of independent forest management firms, and other costs associated with the ownership and management of timber properties. Timber harvesting is not performed directly by the Registrant but by independent timber purchasers or harvesters.

Competition

The Registrant competes in the sale of timber and timberland with many other persons and firms holding timberland investments, including large paper and lumber companies and numerous private landowners. Many of such competitors have greater financial resources and experience in the forest industry than the Registrant.

Employees

The Registrant has no employees.


Item 2.  Properties

Incorporated by reference to the Tract Profiles included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed an exhibit under Item 14 and incorporated herein by reference. For information on the Partnership's Joint Venture, see Note 6 of Notes to the Financial Statements, which is also included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 3.  Legal Proceedings

As of December 31, 1995, the Registrant was not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of limited partners during the fourth quarter of the year for which this report is filed.


                                    PART II


Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters

(a)  Market Information

There is no established trading market for the Units of the Registrant.

(b)  Holders

As of December 31, 1995 there were 2,730 holders of the Units of the Registrant.

(c)  Distributions

The Partnership made a cash distribution to the limited partners on June 30, 1995 in the amount of $38.00 per Unit. The Partnership made a cash distribution to the limited partners on September 30, 1993, in the amount of $35 per Unit. No cash distributions were paid to the limited partners for the year ended December 31, 1994.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial Highlights" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed an exhibit under Item 14 and incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Liquidity and Capital Resources

The Partnership currently owns approximately 5,947 acres of timberland outright and a 24% share in the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, a higher value would be realized if the tract was sold as a development site due to its coastal location and close proximity to major interstate highways. Further information is incorporated by reference to the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14 and incorporated herein by reference.

Late in the fourth quarter of 1995, the Partnership completed a sale of 156 acres and a second sale of 161 acres. Earlier in the year, the Partnership completed four other sales of timberland totalling 1,751 acres. The proceeds received from these sales, less selling costs and other related expenses, were added to the Partnership's cash reserves. On February 6, 1996, the Partnership entered into a signed purchase and sale agreement for 1,290 acres with the State of Florida. The sale is subject to a due diligence period, which expires in June 1996, during which the State may cancel the agreement with no further obligation. On March 6, 1996, the Partnership entered into a second purchase and sale agreement with the State of Florida for the remainder of the Estes tract. The sale is subject to the approval of both parties and once approved, is also subject to a due diligence period. If and when both sales close, the Partnership's only remaining timber asset will be its 24% interest in the Laurel View tract.

Timber and timberland, at cost, decreased from $9,174,377 at December 31, 1994, to $6,987,505 at December 31, 1995. The decrease is due to the sale of approximately 2,068 acres of timberland, including 8,850 cords of timber, from the Estes tract during 1995. These sales generated net proceeds of $1,259,054 and resulted in a net gain of $79,758.

At December 31, 1995, the Partnership's cash balance totalled $1,683,209, an increase from $1,428,986 at December 31, 1994. The increase is primarily the result of the receipt of proceeds from 1995 sales of timberland and the collection of 1994 accounts receivable in the first quarter of 1995 partially offset by a cash distribution paid in 1995. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

At December 31, 1995, the Partnership's accounts receivable balance was zero, as compared to $515,767 at December 31, 1994. The decrease is attributable to the collection of proceeds in 1995 related to timberland sales completed in 1994.

Due to affiliates increased by $55,790 from $145,834 at December 31, 1994 to $201,624 at December 31, 1995 primarily due to the addition of 1995 management fees payable.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.

(b)  Results of Operations

1995 versus 1994
The Partnership's operations resulted in net income of $51,663 and a net loss of $370,171 for the years ended December 31, 1995 and 1994, respectively. The change from net loss to net income was primarily the result of the recognition in 1994 of a $570,000 write-down of the value of timberland of the Estes Tract. The estimated value of the Estes Tract was approximately $346,000 less than its carrying value and the remaining $224,000 was a provision for loss on sales of timberland which closed during the first quarter of 1995. As a result, management believed that approximately $570,000 of the decline in the Estes Tract's value was other than temporary and in 1994 reduced the carrying value of the tract accordingly.

The Partnership did not recognize any income from timber-only sales for the year ended December 31, 1995, compared to $438,094 for the year ended December 31, 1994, as a result of no timber sales being recorded for the Estes tract during 1995. Accordingly, no depletion expense was recorded for the year ended December 31, 1995, compared to $193,259 for 1994.

The Partnership recognized a gain on sales of timberland of $79,758 for the year ended December 31, 1995, compared to a gain on the sale of timberland of $148,190 for the year ended December 31, 1994. The gain in 1995 was due to the sale of approximately 2,068 acres from the Estes Tract.

Interest income increased to $107,205 for the year ended December 31, 1995, as compared with $39,161 for the same period in 1994. The increase is the result of higher cash balances invested resulting from timberland sales.

Property operating expenses declined to $75,666 for the year ended December 31, 1995, compared to $156,074 for the corresponding period in 1994, primarily due to lower management fees and property maintenance fees.

The Partnership's interest in the joint venture is represented by its 24% share of the Laurel View Tract. The Partnership recognized income of $2,444 from the joint venture's operations for the year ended December 31, 1995, compared to a loss of $14,119 for the year ended December 31, 1994. The 1995 income from the joint venture is mainly attributable to the sale of timber and is offset by ordinary operating expenses. The loss in 1994 is due primarily to the lack of timber sales and to the joint venture meeting its normal operating expenses.

1994 versus 1993
The Partnership's operations resulted in a net loss of $370,171 and net income of $446,616 for the years ended December 31, 1994 and 1993, respectively. The difference was primarily attributable to a decrease in revenue from timber sales and the loss on write-down of timberland, which was partially offset by a decrease in depletion expense and an increase in gain on sales of timberland in 1994.

The Partnership recognized income from timber sales of $438,094 for the year ended December 31, 1994, compared to $1,571,888 for the year ended December 31, 1993. The decrease in income from timber sales in 1994 was attributable to the decrease in timber sales from the Estes tract. Accordingly, the Partnership recorded depletion expense of $193,259 for the year ended December 31, 1994, compared to $869,997 for 1993 as a result of less timber being harvested during 1994.

The Partnership recognized a gain on sales of timberland of $148,190 for the year ended December 31, 1994, compared to a loss on the sale of timberland of $38,102 for the year ended December 31, 1993. The gain in 1994 was due to the sale of approximately 1,320 acres from of the Estes tract. The loss in 1993 was attributable to losses on the sale of the Thompson, Forth and McNeely tracts.

Interest income increased for the year ended December 31, 1994, as compared with the same period in 1993. The increase was the result of higher cash balances invested resulting from an increase in timberland sales.

Property operating expenses decreased by $19,689 for the year ended December 31, 1994, compared to the corresponding period in 1993, primarily due to a decline in timber sales supervisory fees.

General and administrative expenses were $70,519 for the year ended December 31, 1994, compared to $64,773 for the corresponding period in 1993. The increase was primarily due to advertising fees incurred in connection with the auctions of portions of the Estes tract, partially offset by decreases in the annual audit fee and transfer agent fees.

The Partnership recognized a loss from Joint Venture operations of $14,119 for the year ended December 31, 1994, compared with a loss of $8,743 for the year ended December 31, 1993, reflecting the Partnership's 24% share in the Laurel View tract. The losses were due primarily to the lack of timber sales and to the Joint Venture's normal operating expenses and its costs associated with the development of a land use plan for the Laurel View tract.

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Registrant has no officers or directors. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership's business.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect ownership of the Partnership or the General Partner. However, the assets acquired by Smith Barney included the name "Hutton." Consequently, effective November 22, 1993, the General Partner changed its name to Southern Timber Resources Corp. to delete any reference to "Hutton." In addition, effective June 8, 1994, the Partnership changed its name to Southern Timber Partners I.

Certain officers and directors of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The director and executive officers of the General Partner are as follows:

Name                          Office
Paul L. Abbott                Director, President and Chief Financial Officer
Kate D. Hobson                Vice President

Paul L. Abbott, 50, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Kate D. Hobson, 29, is an Assistant Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1992. Prior to joining Lehman Brothers, Ms. Hobson was associated with Cushman & Wakefield serving as a real estate accountant from 1990 to 1992. Prior to that, Ms. Hobson was employed by Cambridge Systematics, Inc. as a junior land planner. Ms. Hobson received a B.A. degree in sociology from Boston University in 1988.


Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security ownership of certain beneficial owners*

                      Name and address of    Amount and Nature of      Percent
Title of Class        Beneficial Owner       Beneficial Ownership      of Class
Units of Limited      Southern Timber        2,008 Units owned           5.02%
Partnership Interest  Resources Corp.        beneficially and of record
                      c/o First Data Investor
                      Services Group
                      P.O. Box 1527
                      Boston, MA  02104

*The Restated Agreement of Limited Partnership of the Registrant limits the voting power of the limited partners to the following matters: (a) removal and replacement of the General Partner, (b) dissolution of the Registrant before December 31, 1996, (c) material amendments to the Agreement of Limited Partnership and (d) the sale or other disposition at one time of all or substantially all of the Registrant's assets. Such matters must be approved by at least a majority interest of the limited partners.

(b)   Security ownership of management

As of December 31, 1995 no director or officer of the General Partner owned any of the Units of the Registrant.

(c)   Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

Reference is made to Note 4 of the Financial Statements of the Partnership's 1995 Annual Report to Unitholders for information regarding fees paid to the General Partner and its affiliates.



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)   Financial Statements
                                                                  Page
      Balance Sheets at December 31, 1995 and 1994                (1)

      Statements of Operations for the years ended
      December 31, 1995, 1994, and 1993                           (1)

      Statements of Partners' Capital (Deficit) for
      the years ended December 31, 1995, 1994, and 1993           (1)

      Statements of Cash Flows for the years ended
      December 31, 1995, 1994, and 1993                           (1)

      Notes to the Financial Statements                           (1)

      Report of Independent Auditors                              (1)

      (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995.

(2)   Financial Statement Schedules
      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)   Exhibits
      The following exhibits are being filed as a part of this report. Documents other than those designated as being filed herewith are incorporated herein by reference.

      3 Restated Agreement of Limited Partnership of the Registrant (filed as Exhibit 3(b) to Registration Statement on Form S-11, No. 2-73838 and incorporated herein by reference).

      4    Specimen Certificate for Unit of Limited Partnership (filed as
           Exhibit 4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1981 (the "1981 Annual Report") and incorporated herein by reference).

      10.1 Mortgage and Security Agreement dated January 14, 1982 between Timber Properties and John Hancock Mutual Life Insurance Company (filed as Exhibit 10.5 to the 1981 Annual Report and incorporated herein by reference).

      10.2 Promissory Note dated January 14, 1982 between Timber Properties and John Hancock Mutual Life Insurance Company (filed as Exhibit 10.6 to
           the 1981 Annual Report and incorporated herein by 	reference).

      10.3 Timber Cutting and Release Agreement dated January 14, 1982 between Timber Properties and John Hancock Mutual Life Insurance Company (filed as Exhibit 10.7 to the 1981 Annual Report and incorporated herein by reference).

      10.4 Assumption Agreement dated January 21, 1982 between Timber Properties and the Registrant (filed as Exhibit 10.8 to the 1981 Annual Report and incorporated herein by reference).

      10.5 Agreement for the Purchase and Sale of Timberlands, dated as of May 17, 1983, among the Registrant, Franz Koerling and Ticor Title Insurance Company (filed as Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (the "1983 Annual Report") and incorporated herein by reference).

      10.6 Mortgage Extension Agreement dated November 8, 1991 between Timber Properties and John Hancock Mutual Life Insurance Company (filed as
           Exhibit 10.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

      13.1 Annual Report to Unitholders for the year ended December 31, 1995.

       27  Financial Data Schedule

      28.1 Prospectus, dated October 30, 1981, as supplemented January 5, 1982 and January 12, 1982 (filed as Exhibit 28.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1982 (the "1982 Annual Report") and incorporated herein by reference).

      28.2 Current Report on Form 8-K, dated August 16, 1982 (filed as Exhibit
           28.2 to the 1982 Annual Report and incorporated herein by reference).

      28.3 Current Report on Form 8-K, dated September 6, 1983 (filed as
           Exhibit 28.3 to the 1983 Annual Report and incorporated herein by reference).

(4)   Reports on Form 8-K
      No reports on Form 8-K were filed during the fourth quarter of calendar year 1995.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 28, 1996

                                     SOUTHERN TIMBER PARTNERS I

                                     BY:  Southern Timber Resources Corp.
                                          General Partner





                                     BY:  /s/ Paul L. Abbott
                                     Name:  Paul L. Abbott
                                     Title: Director, President and
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                                     SOUTHERN TIMBER RESOURCES CORP.
                                     General Partner





Date:   March 28, 1996
                                      BY:  /s/ Paul L. Abbott
                                           Paul L. Abbott
                                           Director, President and
                                           Chief Financial Officer






Date:   March 28, 1996
                                      BY:   /s/ Kate Hobson
                                            Kate Hobson
                                            Vice President