Form 10-Q
period 1996-03-31
SOUTHERN TIMBER PARTNERS I
filed 1996-05-09
CIK 355298

Southern Timber Partners I



                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

    or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11027


                           SOUTHERN TIMBER PARTNERS I
              Exact Name of Registrant as Specified in its Charter


             Delaware                                 56-1303554
State or Other Jurisdiction
of Incorporation or Organization         I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                    10285
Address of Principal Executive Offices                 Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____


Balance Sheets                            At March 31,     At December 31,
                                                 1996                1995
Assets
Timber and timberland, at cost:                  $6,987,505        $6,987,505
Less accumulated depreciation                    (2,806,428)       (2,806,428)
                                                  4,181,077         4,181,077
Cash and cash equivalents                         1,703,063         1,683,209
Prepaid insurance                                     1,375             4,813
Due from related parties                               _                8,250
Investment in joint venture                       1,433,588         1,435,654
    Total Assets                                 $7,319,103        $7,313,003
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses             $33,365           $23,854
  Due to affiliates                                 215,145           201,624
    Total liabilities                               248,510           225,478
Partners' Capital (Deficit):
  General Partner                                   (45,432)          (45,263)
  Limited Partners (40,000 units outstanding)     7,116,025         7,132,788
    Total Partners' Capital                       7,070,593         7,087,525
    Total Liabilities and Partners' Capital      $7,319,103        $7,313,003






Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1996
                                               Limited      General
                                              Partners      Partner      Total
Balance at December 31, 1995                $7,132,788    $(45,263)  $7,087,525
Net loss                                       (16,763)       (169)     (16,932)
Balance at March 31, 1996                   $7,116,025    $(45,432)  $7,070,593



Statements of Operations
For the three months ended March 31,          1996         1995
Income
  Interest                                  $22,671      $30,498
  Other                                         240          650
     Total income                            22,911       31,148
Expenses
Property operating                           19,459       22,291
General and administrative                   18,318        9,708
  Total expenses                             37,777       31,999
Loss from operations                        (14,866)        (851)
Other Income (Loss)
Income (loss) from joint venture             (2,066)       5,036
  Net Income (Loss)                        $(16,932)      $4,185
Net Income (Loss) Allocated:
To the General Partner                        $(169)         $42
To the Limited Partners                     (16,763)       4,143
                                           $(16,932)      $4,185
Per limited partnership unit
(40,000 outstanding)                          $(.42)        $.10




Statements of Cash Flows
For the three months ended March 31,                           1996        1995
Cash Flows From Operating Activities
Net income (loss)                                          $(16,932)     $4,185
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 (Income) loss from joint venture                             2,066      (5,036)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
   Accounts receivable                                         -        514,447
   Prepaid insurance                                          3,438       2,538
   Due from related parties                                   8,250        (421)
   Accounts payable and accrued expenses                      9,511     (10,450)
   Due to affiliates                                         13,521      14,775
Net cash provided by operating activities                    19,854     520,038
Cash Flows From Investing Activities
 Proceeds from land sales                                      -        530,834
Net cash provided by investing activities                      -        530,834
Cash Flows From Financing Activities
 Distributions-income tax withholdings
    for foreign partners                                       -           (744)
Net cash used for financing activities                         -           (744)
Net increase in cash and cash equivalents                    19,854   1,050,128
Cash and cash equivalents, beginning of period            1,683,209   1,428,986
Cash and cash equivalents, end of period                 $1,703,063  $2,479,114


                       Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of partners' capital (deficit) for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1996, the Partnership's cash balance totaled $1,703,063, compared to $1,683,209 at December 31, 1995. The increase is primarily due to the receipt of interest income. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses. The General Partner is currently evaluating the Partnership's cash needs and will consider distributing a portion of the cash balance later in 1996.

Accounts payable and accrued expenses at March 31, 1996 was $33,365, compared to $23,854 at December 31, 1995. The increase is primarily attributable to the accrual of audit fees and real estate taxes.

The Partnership currently owns approximately 5,947 acres of timberland on the Estes tract outright and a 24% share in the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its greater value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. It is expected that the General Partner will begin actively marketing the tract during 1996.

On February 6, 1996, the Partnership executed a purchase and sale agreement with the State of Florida for a sale of 1,290 acres of the Estes Tract. The sale is subject to a due diligence period expiring in June. On March 6, 1996, the Partnership entered into a second purchase and sale agreement with the State of Florida for the remainder of the Estes Tract. This sale is subject to final approval of both parties as well as a due diligence period which expires in July. Since the State of Florida can rescind either offer to purchase with no further obligation at any time during the due diligence period, there can be no assurance that either sale will occur.

Results of Operations

The Partnership's operations resulted in a net loss of $16,932 for the three months ended March 31, 1996 and net income of $4,185 for the three months ended March 31, 1995. The change from net income in 1995 to net loss in 1996 is primarily attributable to the lack of timber sales income from the Joint Venture, a reduction in interest income and higher legal and professional expenses in 1996 as compared to 1995.

Interest income totaled $22,671 for the three months ended March 31, 1996, compared to $30,498 for the corresponding period in 1995. The decrease is primarily the result of a lower cash balance in 1996.

General and administrative expenses for the three months ended March 31, 1996 and 1995 were $18,318 and $9,708, respectively. The increase is primarily due to higher legal and professional fees.

The Partnership recognized a loss from Joint Venture of $2,066 for the three months ended March 31, 1996, compared with income of $5,036 for the three months ended March 31, 1995. The Joint Venture income in 1995 is attributable to income from timber sales recognized in the first quarter of 1995 in excess of ordinary operating expenses. The joint venture loss in 1996 is attributable to a lack of timber sales and the recording of ordinary operating expenses.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits -

               (27) Financial Data Schedule

          (b)   Reports on Form 8-K - The following report on
                Form 8-K was filed during the quarter ended March 31, 1996:

          On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.


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



                              SOUTHERN TIMBER PARTNERS I

                         BY:  Southern Timber Resources Corp.
                              General Partner



Date: May 6, 1996        BY:   /s/ Paul L. Abbott
                               Director, President and
                               Chief Financial Officer