Form 10-Q
period 1996-06-30
SOUTHERN TIMBER PARTNERS I
filed 1996-08-13
CIK 355298

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                       Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11027


                           SOUTHERN TIMBER PARTNERS I
              Exact Name of Registrant as Specified in its Charter


           Georgia                                 56-1303554
State or Other Jurisdiction of
Incorporation or Organization           I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                10285
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
                       Yes    X    No ____


Balance Sheets                              At June 30,         At December 31,
                                                  1996                    1995
Assets
Timber and timberland, at cost:              $ 6,987,505            $ 6,987,505
Less accumulated depletion                    (2,806,428)            (2,806,428)
                                               4,181,077              4,181,077
Cash and cash equivalents                      1,608,574              1,683,209
Prepaid insurance                                  5,388                  4,813
Due from related parties                            0                     8,250
Investment in joint venture                    1,431,548              1,435,654
  Total Assets                               $ 7,226,587            $ 7,313,003
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses       $    28,100            $    23,854
 Due to affiliates                               135,779                201,624
  Total liabilities                              163,879                225,478
Partners' Capital (Deficit):
 General Partner                                 (45,511)               (45,263)
 Limited Partners (40,000 units outstanding)   7,108,219              7,132,788
  Total Partners' Capital                      7,062,708              7,087,525
  Total Liabilities and Partners' Capital    $ 7,226,587            $ 7,313,003






Statement of Partners' Capital (Deficit)   Limited        General
For the six months ended June 30, 1996     Partners       Partner        Total
Balance at December 31, 1995              $7,132,788     $(45,263)   $7,087,525
Net loss                                     (24,569)        (248)      (24,817)
Balance at June 30, 1996                  $7,108,219     $(45,511)   $7,062,708

Statements of Operations
                                        Three months             Six months
                                        ended June 30,          ended June 30,
                                      1996        1995         1996      1995
Income
Loss on sales of timberland        $   0      $  (8,648)   $    0      $ (8,648)
Interest                             22,210      37,985       44,881     68,483
Other                                 2,570         460        2,810      1,110
  Total income                       24,780      29,797       47,691     60,945
Expenses
Property operating                   17,979      22,072       37,438     44,363
General and administrative           12,646      12,014       30,964     21,722
  Total expenses                     30,625      34,086       68,402     66,085

Loss from operations                 (5,845)     (4,289)     (20,711)    (5,140)
Other Income (Loss)
Income (loss) from joint venture     (2,040)       1,917      (4,106)     6,953

Net Income (Loss)                  $ (7,885)   $ (2,372)   $ (24,817)   $ 1,813
Net Income (Loss) Allocated:
To the General Partner             $    (79)   $    (24)   $    (248)   $    18
To the Limited Partners              (7,806)     (2,348)     (24,569)     1,795
                                   $ (7,885)   $ (2,372)   $ (24,817)   $ 1,813
Per limited partnership unit
(40,000 outstanding)                  $(.20)      $(.06)       $(.61)      $.04




Statements of Cash Flows
For the six months ended June 30,                            1996         1995
Cash Flows From Operating Activities
Net income (loss)                                       $ (24,817)     $  1,813
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
 Loss on sales of timberland                                  0           8,648
 (Income) loss from joint venture                            4,106       (6,953)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Accounts receivable                                         0         515,767
  Prepaid insurance                                           (575)     (11,424)
  Due from related parties                                   8,250         (421)
  Accounts payable and accrued expenses                      4,246       (7,545)
  Due to affiliates                                        (65,845)      30,309
Net cash provided by (used for) operating activities       (74,635)     530,194
Cash Flows From Investing Activities
 Proceeds from land sales                                     0         717,655
Net cash provided by investing activities                     0         717,655
Cash Flows From Financing Activities
 Distributions                                                0      (1,533,726)
Net cash used for financing activities                        0      (1,533,726)
Net decrease in cash and cash equivalents                  (74,635)    (285,877)
Cash and cash equivalents, beginning of period           1,683,209    1,428,986
Cash and cash equivalents, end of period                $1,608,574   $1,143,109


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No  significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1996, the Partnership's cash balance totaled $1,608,574, compared to $1,683,209 at December 31, 1995. The decrease is primarily due to the payment of accrued management fees. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses. On August 9, 1996, the Partnership paid a cash distribution to limited partners in the amount of $1,080,090 or $27.00 per Unit. The distribution was paid out of the Partnership's cash reserves to Unitholders of record on July 1, 1996. The General Partner will continue to evaluate the Partnership's cash needs to determine if and when future distributions should be made.

Accounts payable and accrued expenses at June 30, 1996 were $28,100, compared to $23,854 at December 31, 1995. The increase is primarily attributable to an accrual in 1996 for real estate taxes and the timing of payment for insurance costs.

Due to affiliates was $135,779 at June 30, 1996, compared to $201,624 at December 31, 1995. The decrease is primarily attributable to the payment of accrued management fees.

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

On February 6, 1996, the Partnership executed a purchase and sale agreement with the State of Florida for a sale of 1,290 acres of the Estes Tract. On March 6, 1996, the Partnership entered into a second purchase and sale agreement with the State of Florida for a sale of the remainder of the Estes Tract. Although the statutory due diligence periods for both sales have expired, the purchase and sale agreements remain subject to the approval of both the State of Florida and the General Partner. It is uncertain when approval from the State of Florida will be received. Since the State of Florida can rescind either offer to purchase with no further obligation at any time, there can be no assurance either sale will occur.

Results of Operations

The Partnership's operations resulted in net losses of $7,885 and $24,817 for the three and six months ended June 30, 1996, respectively, as compared to a net loss of $2,372 and net income of $1,813 for the corresponding periods in 1995. The higher net loss for the three-month period is mainly attributable to a decrease in interest income. The change from net income in the first six months of 1995 to net loss during the same period in 1996 is primarily attributable to a decrease in interest income and the recognition of loss from joint venture operations in 1996 as opposed to income from joint venture operations in 1995.

Interest income totaled $22,210 and $44,881 for the three and six months ended June 30, 1996, respectively, compared to $37,985 and $68,483 for the corresponding periods in 1995. The decrease for both periods is primarily the result of a lower average cash balance in 1996.

Property operating expenses were $17,979 and $37,438 for the three and six months ended June 30, 1996, compared to $22,072 and $44,363 for the corresponding periods in 1995. The decrease is due to lower management fees and lower real estate tax expenses in 1996.

General and administrative expenses for the three and six months ended June 30, 1996 were $12,646 and $30,964, respectively, compared to $12,014 and $21,722 for the same periods in 1995. The increase for the six-month period is primarily due to higher legal fees.

The Partnership recognized losses from Joint Venture of $2,040 and $4,106 for the three and six months ended June 30, 1996, compared with income of $1,917 and $6,953 for the three and six months ended June 30, 1995. The Joint Venture income in 1995 is attributable to income from timber sales recognized in the first half of 1995 in excess of ordinary operating expenses. The joint venture losses in 1996 are attributable to a lack of timber sales and the recording of ordinary operating expenses.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN TIMBER PARTNERS I

                    BY:  Southern Timber Resources Corp.
                         General Partner



Date:  August 12, 1996        BY:  /s/ Paul L. Abbott
                               Director and Chief Executive Officer



Date:  August 12, 1996         BY:  /s/ Robert J. Hellman
                               President and Chief Financial Officer