Form 10-Q
period 1996-09-30
SOUTHERN TIMBER PARTNERS I
filed 1996-11-14
CIK 355298

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


Balance Sheets                          At September 30,      At December 31,
                                                   1996                 1995
Assets
Timber and timberland, at cost:              $6,987,505           $6,987,505
Less accumulated depletion                   (2,806,428)          (2,806,428)
                                              4,181,077            4,181,077
Cash and cash equivalents                       497,494            1,683,209
Prepaid insurance                                 3,918                4,813
Due from related parties                           _                   8,250
Investment in joint venture                   1,429,775            1,435,654
  Total Assets                               $6,112,264           $7,313,003
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses          $32,055              $23,854
 Due to affiliates                              149,301              201,624
  Total Liabilities                             181,356              225,478
Partners' Capital (Deficit):
 General Partner                                (56,829)             (45,263)
 Limited Partners (40,000 units outstanding)  5,987,737            7,132,788
  Total Partners' Capital                     5,930,908            7,087,525
  Total Liabilities and Partners' Capital    $6,112,264           $7,313,003






Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996  Limited    General
                                             Partners    Partner      Total
Balance at December 31, 1995               $7,132,788   $(45,263)  $7,087,525
Distributions                              (1,080,090)   (10,910)  (1,091,000)
Net loss                                      (64,961)      (656)     (65,617)
Balance at September 30, 1996              $5,987,737   $(56,829)  $5,930,908



Statements of Operations             Three months ended      Nine months ended
                                        September 30,           September 30,
                                      1996       1995         1996        1995
Income
Gain on sales of timberland       $    _        $13,337   $    _         $4,689
Interest                             12,419      17,675      57,300      86,158
Other                                   170         500       2,980       1,610
  Total income                       12,589      31,512      60,280      92,457
Expenses
Property operating                   17,491      21,822      54,929      66,185
General and administrative           34,125      37,350      65,089      59,072
  Total expenses                     51,616      59,172     120,018     125,257
Loss from operations                (39,027)    (27,660)    (59,738)    (32,800)
Other Income (Loss)
Income (loss) from joint venture     (1,773)     (2,232)     (5,879)      4,721
Net Loss                           $(40,800)   $(29,892)   $(65,617)   $(28,079)
Net Loss Allocated:
To the General Partner                $(408)      $(299)      $(656)      $(281)
To the Limited Partners             (40,392)    (29,593)    (64,961)    (27,798)
                                   $(40,800)   $(29,892)   $(65,617)   $(28,079)
Per limited partnership unit
(40,000 outstanding)                 $(1.01)      $(.74)     $(1.62)      $(.70)




Statements of Cash Flows
For the nine months ended September 30,                  1996           1995
Cash Flows From Operating Activities
Net loss                                             $(65,617)      $(28,079)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Gain on sales of timberland                             _            (4,689)
 (Income) loss from joint venture                       5,879         (4,721)
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Accounts receivable                                    _            515,767
  Prepaid insurance                                        895         (7,828)
  Due from related parties                               8,250          2,472
  Accounts payable and accrued expenses                  8,201         25,392
  Due to affiliates                                    (52,323)        45,334
Net cash provided by (used for) operating activities   (94,715)       543,648
Cash Flows From Investing Activities
 Proceeds from land sales                                 _           963,384
Net cash provided by investing activities                 _           963,384
Cash Flows From Financing Activities
 Distributions                                      (1,091,000)    (1,533,726)
Net cash used for financing activities              (1,091,000)    (1,533,726)
Net decrease in cash and cash equivalents           (1,185,715)       (26,694)
Cash and cash equivalents, beginning of period       1,683,209      1,428,986
Cash and cash equivalents, end of period              $497,494     $1,402,292

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No  significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1996, the Partnership's cash balance totaled $497,494, compared to $1,683,209 at December 31, 1995. The decrease is mainly due to the payment of a cash distribution on August 9, 1996, in the amount of $1,091,000, or $27.00 per Unit. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses at September 30, 1996 were $32,055, compared to $23,854 at December 31, 1995. The increase is primarily attributable to an accrual of nine months of the estimated 1996 real estate taxes.

Due to affiliates was $149,301 at September 30, 1996, compared to $201,624 at December 31, 1995. The decrease is primarily attributable to the payment of accrued management fees.

The Partnership currently owns approximately 5,947 acres of timberland on the Estes tract outright and a 24% share in the Laurel View tract (the "Joint Venture"), a 1,709 acre tract located near Savannah, Georgia. While the Laurel View tract could be sold as timberland, its greater value would be realized if sold as a development site due to its coastal location and close proximity to major interstate highways. The General Partner has begun actively marketing the Laurel View tract, together with Southern Timber Partners 2, an affiliated Partnership which owns a 76% interest in the tract.

On February 6, 1996, the Partnership executed a purchase and sale agreement with the State of Florida for a sale of 1,290 acres of the Estes Tract. On March 6, 1996, the Partnership entered into a second purchase and sale agreement with the State of Florida for a sale of the remainder of the Estes Tract. The sales are pending completion of a mineral rights survey mandated by the State of Florida. Although the sales are expected to close by the end of the year, the sales agreements can be rescinded by the State of Florida at any time, and therefore, there can be no assurance either sale will occur.

It is uncertain whether the Partnership will complete a sale of the Laurel View tract prior to the Partnership's originally intended termination date, December 31, 1996. If the General Partner is unable to secure a buyer for the Laurel View Tract before that time, or should the sale of the Estes Tract to the State of Florida not be completed before the end of the year, the General Partner may extend the life of the Partnership beyond the termination date if it is determined that a sale of the Partnership's assets at that time would not result in a reasonable price. Therefore, the General Partner will proceed with efforts to insure that the Partnership's assets are liquidated in a manner that will be most favorable to the limited partners.

Results of Operations

The Partnership's operations resulted in net losses of $40,800 and $65,617 for the three and nine months ended September 30, 1996, respectively, as compared to net losses of $29,892 and $28,079 for the corresponding periods in 1995. The higher net loss for the three-month period ended September 30, 1996 is mainly attributable to the recognition of a gain on sales of timberland in 1995 and a decrease in interest income in 1996. The higher net loss for the nine-month period is primarily attributable to lower interest income in 1996 and the recognition of a loss from joint venture operations in 1996 as opposed to income from joint venture operations in 1995.

Interest income totaled $12,419 and $57,300 for the three and nine months ended September 30, 1996, respectively, compared to $17,675 and $86,158 for the corresponding periods in 1995. The decrease for both periods is primarily the result of a lower average cash balance in 1996.

Property operating expenses were $17,491 and $54,929 for the three and nine months ended September 30, 1996, compared to $21,822 and $66,185 for the corresponding periods in 1995. The decreases are due to lower management fees and lower real estate tax expenses in 1996.

General and administrative expenses for the three and nine months ended September 30, 1996 were $34,125 and $65,089, respectively, compared to $37,350 and $59,072 for the same periods in 1995. The increase for the nine-month period is primarily due to higher audit and other professional fees, and was partially offset by lower legal fees.

The Partnership recognized losses from Joint Venture of $1,773 and $5,879 for the three and nine months ended September 30, 1996, compared with a loss from Joint Venture of $2,232 and income from Joint Venture of $4,721 for the three and nine months ended September 30, 1995. The Joint Venture income in the nine months ended September 30, 1995 is attributable to income from timber sales recognized in the first half of 1995 in excess of ordinary operating expenses. The joint venture losses in 1996 and the three months ended September 30, 1995 are attributable to a lack of timber sales and the recording of ordinary operating expenses.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SOUTHERN TIMBER PARTNERS I

                         BY:  Southern Timber Resources Corp.
                              General Partner



Date:  November 12, 1996 BY:  /s/ Paul L. Abbott
                              Director and Chief Executive Officer



Date:  November 12, 1996 BY:  /s/ Robert J. Hellman
                              President and Chief Financial Officer