Form 10-K
period 1996-12-31
SOUTHERN TIMBER PARTNERS I
filed 1997-03-26
CIK 355298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended:  December 31, 1996

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

3 World Financial Center, 29th Floor
New York, NY  Attn.:  Andre Anderson           10285
Address of principal executive offices        Zip code

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

The Registrant's Annual Report to Unitholders for the year ended
December 31, 1996 is incorporated by reference in Parts I, II,
III and IV.

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

Its general partner is Southern Timber Resources Corp. (the "General Partner"), formerly known as Hutton Timber Resources Corp., a Delaware corporation which is an affiliate of Lehman Brothers Inc. ("Lehman"), a Delaware corporation (see Item 10). The General Partner has responsibility for all aspects of the Registrant's operations and provides executive, supervisory and certain administrative services for the Registrant.

In 1982, the Registrant concluded a public offering (the "Offering") of 40,000 units of limited partnership interest (the "Units") at a price of $500 per Unit. The Units were registered under the Securities Act of 1933 on Form S-11 (Registration No. 2-73838) which had been declared effective October 29, 1981. Reference is made to the Prospectus of the Registrant dated October 30, 1981, as supplemented on January 5, 1982 and January 12, 1982, filed pursuant to Rules 424(b) and 424(c), under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus"). Upon the sale of 20,000 Units, the Registrant exercised its option, described in the Prospectus, to offer 20,000 additional Units for sale, and continued the Offering until February 22, 1982, at which time all 40,000 Units had been sold. The limited partners made aggregate capital contributions to the Registrant of $20,000,000. The Registrant admitted the subscribers in two groups, the first group on January 11, 1982 and the remaining subscribers on March 1, 1982. As of December 31, 1983, the Registrant had invested all of the proceeds of the Offering available for investment in timber properties. The Registrant may sell or exchange its properties for other properties at any time. However, the Registrant may not reinvest the proceeds from sales in other properties. The Registrant may also invest in timber through the purchase of timber cutting rights but has not invested in such rights to date. The Registrant may utilize borrowing to increase its invested assets if the General Partner determines that the terms of such borrowing would be advantageous to the Registrant. At this time, the General Partner does not anticipate utilizing additional borrowing.

On October 13, 1987, the Registrant contributed two tracts of land, which totaled 1,239 acres of timberland and had a fair market value of $946,676 and a net book value of $1,432,655 at the time, to a newly formed joint venture, Southern Timber Venture Partners 1, formerly Hutton Timber Venture Partners 1 (the "Joint Venture"), in exchange for a 24% interest in the Joint Venture. An affiliated partnership, Southern Timber Partners 2 (formerly Hutton Southern Timber Partners 2), contributed $3,011,417 in cash in exchange for the remaining 76% interest. On October 15, 1987 substantially all of these contributions were applied to the acquisition of a 1,709 acre tract of timberland (the "Laurel View tract"), located in Liberty County, Georgia. For a description of the Joint Venture see Note 6 of the Notes to the Financial Statements of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.

Although the Partnership's original termination date was December 31, 1996, the Partnership Agreement states that the General Partner may extend the life of the Partnership beyond the termination date if it is determined that a sale of the timberland at that time would cause undue loss to the partners. The Partnership's termination will be accomplished through the liquidation of its two remaining assets, its investment in the Joint Venture which owns the 1,709 acre Laurel View Tract located in Georgia, and the Estes Tract, a 5,947 acre Tract located in Florida. During 1996 the General Partner executed two separate purchase and sale agreements to sell the entire Estes Tract, and began marketing the Laurel View tract for sale with the assistance of CB Commercial, a commercial real estate brokerage firm. Reference is made to Item 7 of this Form 10-K and the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.

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

In addition to income from harvesting or sale of timberlands, the General Partner may and has in situations deemed appropriate, endeavored to produce additional cash flow for the Registrant by ancillary land uses. These may include cattle grazing, mineral operations, recreational and hunting leases, and conversion or sale of sites for higher value uses. In the year ended December 31, 1996, revenues from such uses were $1,831.

(c)  Narrative Description of Business

The primary investment objectives of the Registrant are:

     (1) long-term capital appreciation of its timber properties, and

     (2) cash flow derived from periodic harvesting of timber.

The ownership and operation of timber properties involves a number of risks, and there is no assurance that the Registrant will ultimately achieve its investment objectives. Risks include, among others, changes in governmental regulations, fire hazards, insect damage, diseases and timber theft, and risks of market fluctuations. The General Partner believes the employment of good forestry management practices helps to ameliorate the physical risks of timber investments, however, these risks cannot be eliminated entirely. (See the caption entitled "Risk Factors" in the Prospectus which is incorporated herein by reference.)

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

(d)  Competition

The Registrant competes in the sale of timber and timberland with many other persons and firms holding timberland investments, including large paper and lumber companies and numerous private landowners. Many of such competitors have greater financial resources and experience in the forest industry than the Registrant.

(e)  Employees

The Registrant has no employees.


Item 2.  Properties

Incorporated by reference to the section titled "Tract Profiles" included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference. For information on the Partnership's Joint Venture, see Note 6 of Notes to the Financial Statements, which is also included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


Item 3.  Legal Proceedings

As of December 31, 1996, the Registrant was not a party to any material legal proceedings.


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

(b)  Holders

As of December 31, 1996 there were 2,727 holders of the Units of the Registrant.

(c)  Distributions

The Registrant made a cash distribution to the limited partners on August 9, 1996 in the amount of approximately $27.00 per Unit. The Registrant made a cash distribution to the limited partners on June 30, 1995 in the amount of approximately $38.00 per Unit. No cash distributions were paid to the limited partners for the year ended December 31, 1994.


Item 6.  Selected Financial Data

Incorporated by reference to the section entitled "Financial
Highlights" of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

(a)  Liquidity and Capital Resources

The Partnership currently owns approximately 5,947 acres of timberland outright, the Estes Tract, and a 24% interest in the Joint Venture which owns the Laurel View tract, a 1,709 acre tract located near Savannah, Georgia. On February 6, 1996, the Partnership entered into a purchase and sale agreement for 1,290 acres of the Estes tract with the State of Florida. On March 6, 1996, the Partnership entered into a second purchase and sale agreement with the State of Florida for the remaining 4,657 acres of the Estes tract. The sale is pending the State's final approval. The General Partner currently expects the sale to close during the first half of 1997. If and when both sales close, the Partnership's only remaining timber asset will be its 24% interest in the Joint Venture. While the Laurel View tract could be sold as timberland, it is contemplated that a higher value would likely be realized if the tract was sold as a development site due to its coastal location, close proximity to major interstate highways and other considerations. The General Partner has begun marketing the property for sale and has engaged CB Commercial to assist in marketing the tract. Further information on efforts to sell the Laurel View Tract is incorporated by reference to the "Message to Investors" section of the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14 and incorporated herein by reference.

At December 31, 1996, the Partnership's cash balance totaled $431,448, a decrease from $1,683,209 at December 31, 1995. The decrease is primarily the result of a cash distribution in the amount of $1,091,000 ($27.00 per Unit) paid in August 1996 with no offsetting timber or timberland sales in 1996. The Partnership's cash balance, along with funds generated from future sales of timber and timberland, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses was $14,400 at December 31, 1996, compared to $23,854 at December 31, 1995. Due to affiliates decreased from $201,624 at December 31, 1995 to $136,129 at December 31, 1996. The decreases are primarily due to the timing of payments for accrued management fees.

On February 16, 1996, based upon, among other things, the advice of legal counsel, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 26, 1996.

(b)  Results of Operations

1996 versus 1995
The Partnership's operations resulted in a net loss of $95,412 and net income of $51,663 for the years ended December 31, 1996 and 1995, respectively. The change from net income to net loss was primarily the result of a decrease in interest income and no sales of timberland during 1996.

The Partnership recognized a gain on sales of timberland of $79,758 for the year ended December 31, 1995, due to the sale of approximately 2,068 acres from the Estes Tract. No timberland was sold during 1996.

Interest income decreased to $63,725 for the year ended December
31, 1996, as compared with $107,205 in 1995. The decrease is the result of lower cash balances invested resulting from the payment of a cash distribution to the partners in the amount of $1,091,000 in August 1996.

Property operating expenses were $79,145 for the year ended
December 31, 1996, largely unchanged from $75,666 for the year ended December 31, 1995, as higher professional fees were offset by lower management fees and insurance costs.

The Partnership has a 24% interest in the Joint Venture which owns the 1,709 acre Laurel View Tract. The Partnership recognized a loss from Joint Venture operations of $9,045 for the year ended December 31, 1996, compared to income of $2,444 from Joint Venture's operations for the year ended December 31, 1995. The 1995 income from the Joint Venture is mainly attributable to the sale of timber and is offset by ordinary operating expenses. The loss in 1996 is due primarily to the lack of timber sales and to the Joint Venture meeting its normal operating expenses.

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

The Partnership recognized a gain on sales of timberland of $79,758 for the year ended December 31, 1995, compared to a gain on the sale of timberland of $148,190 for the year ended December 31, 1994. The gain in 1995 was due to the sale of approximately 2,068 acres from the Estes Tract, while the gain in 1994 was due to the sale of approximately 1,323 acres from the Estes Tract.

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


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, included as
Exhibit 13.1.


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

The director and executive officers of the General Partner are as follows:

          Name                Office
          Paul L. Abbott      Director and Chief Executive Officer
          Robert J. Hellman   President and Chief Financial Officer
          John Barker         Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers. Mr. Abbott joined Lehman Brothers in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman Brothers, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman, 42, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

John Barker, 27, is an Associate of Lehman Brothers Inc. and is responsible for the investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1996, Mr. Barker has been involved in restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Barker worked in valuation and investment sales for Jones Lang Woonton USA and was an officer in the United States Navy. Mr. Barker received an undergraduate degree from the University of Pennsylvania and a graduate degree from the Navy Supply Corps School.


Item 11.  Executive Compensation

All of the directors and executive officers of the General
Partner are employees of Lehman. They do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partners with the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a)  Security ownership of certain beneficial owners *

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

* The Restated Agreement of Limited Partnership of the Registrant limits the voting power of the limited partners to the following matters: (a) removal and replacement of the General Partner, (b) dissolution of the Registrant before December 31, 1996, (c) material amendments to the Agreement of Limited Partnership and
(d) the sale or other disposition at one time of all or substantially all of the Registrant's assets. Such matters must be approved by at least a majority interest of the limited partners.

(B)  Security ownership of management

As of December 31, 1996  no director or officer of the General
Partner owned any of the Units of the Registrant.

(C)  Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

Reference is made to Note 4 of the Financial Statements of the Partnership's 1996 Annual Report to Unitholders for information regarding fees paid to the General Partner and its affiliates.


                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(1) Financial Statements
                                                                        Page
  Balance Sheets at December 31, 1996 and 1995                          (1)
  Statements of Operations for the years ended
   December 31, 1996, 1995, and 1994                                    (1)
  Statements of Partners' Capital (Deficit) for the years ended
   December 31, 1996, 1995, and 1994                                    (1)
  Statements of Cash Flows for the years ended
    December 31, 1996, 1995, and 1994                                   (1)
  Notes to the Financial Statements                                     (1)
  Report of Independent Auditors                                        (1)

(1)    Incorporated by reference to the Partnership's Annual
  Report to Unitholders for the year ended December 31, 1996, filed as Exhibit 13.1.

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

13.1 Annual Report to Unitholders for the year ended December 31, 1996.

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

28.2 Current Report on Form 8-K, dated August 16, 1982 (filed as
     Exhibit 28.2 to the 1982 Annual Report and incorporated herein by reference).

28.3 Current Report on Form 8-K, dated September 6, 1983 (filed as Exhibit 28.3 to the 1983 Annual Report and incorporated herein by reference).

(4)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of calendar year 1996.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 1997    SOUTHERN TIMBER PARTNERS I

                    By:  Southern Timber Resources Corp.
                         General Partner





Date:  March 24, 1997    By:  /s/ Paul L. Abbott
                       Name:     Paul L. Abbott
                      Title:    Director, President and Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                         SOUTHERN TIMBER RESOURCES CORP.
                         General Partner





Date:  March 24, 1997    By:  /s/ Paul L. Abbott
                       Name:     Paul L. Abbott
                      Title:     Director and Chief Executive Officer



Date:  March 24, 1997    By:  /s/ Robert J. Hellman
                       Name:     Robert J. Hellman
                      Title:     President and Chief Financial Officer





Date:  March 24, 1997    By:  /s/ John Barker
                       Name:     John Barker
                      Title:     Vice President