Form 10-Q
period 1997-03-31
SOUTHERN TIMBER PARTNERS I
filed 1997-05-14
CIK 355298

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 0-11027


                           SOUTHERN TIMBER PARTNERS I
                        --------------------------------
              Exact Name of Registrant as Specified in its Charter


           Georgia                                        56-1303554
         -----------                                    --------------
State or Other Jurisdiction of               I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                        10285
-------------------------------------                       --------
Address of Principal Executive Offices                      Zip Code

                                 (212) 526-3237
                               ------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No ------




Balance Sheets                             At March 31,         At December 31,
                                                  1997                    1996
Assets
Timber and timberland, at cost:            $ 6,987,505             $ 6,987,505
Less accumulated depletion                  (2,806,428)             (2,806,428)
  Net timber and timberland                  4,181,077               4,181,077
Cash and cash equivalents                      394,442                 431,448
Prepaid insurance                                  981                   2,450
Due from related parties                        10,058                  10,058
Investment in joint venture                  1,422,289               1,426,609
  Total Assets                             $ 6,008,847             $ 6,051,642
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses     $    25,948             $    14,400
 Due to affiliates                             127,405                 136,129
  Total Liabilities                            153,353                 150,529
Partners' Capital (Deficit):
General Partner                                (57,583)                (57,127)
Limited Partners (40,000 units outstanding)  5,913,077               5,958,240
  Total Partners' Capital                    5,855,494               5,901,113
  Total Liabilities and Partners' Capital  $ 6,008,847             $ 6,051,642



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                          General        Limited
                                          Partner        Partners        Total
Balance at December 31, 1996             $(57,127)     $5,958,240   $5,901,113
Net loss                                     (456)        (45,163)     (45,619)
Balance at March 31, 1997                $(57,583)     $5,913,077   $5,855,494



Statements of Operations
For the three months ended March 31,            1997          1996
Income
 Interest                                   $  5,470       $22,671
 Other                                           825           240
  Total Income                                 6,295        22,911
Expenses
Property operating                            18,132        19,459
General and administrative                    29,462        18,318
 Total Expenses                               47,594        37,777
Loss from operations                         (41,299)      (14,866)
Other Loss
Loss from joint venture                       (4,320)       (2,066)
Net Loss                                    $(45,619)     $(16,932)
Net Loss Allocated:
To the General Partner                      $   (456)       $ (169)
To the Limited Partners                      (45,163)      (16,763)
                                            $(45,619)     $(16,932)
Per limited partnership unit
(40,000 outstanding)                          $(1.13)        $(.42)




Statements of Cash Flows
For the three months ended March 31,                        1997          1996
Cash Flows From Operating Activities
Net loss                                                $(45,619)     $(16,932)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Loss from joint venture                                   4,320         2,066
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Prepaid insurance                                        1,469         3,438
  Due from related parties                                    --         8,250
  Accounts payable and accrued expenses                   11,548         9,511
  Due to affiliates                                       (8,724)       13,521
Net cash provided by (used for) operating activities     (37,006)       19,854
Net increase (decrease) in cash and cash equivalents     (37,006)       19,854
Cash and cash equivalents, beginning of period           431,448     1,683,209
Cash and cash equivalents, end of period                $394,442    $1,703,063


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 18, 1997, the Partnership completed a sale of approximately 1,290 acres of the Estes Tract to the State of Florida for net proceeds of $1,178,870 and a net gain of approximately $8,000.


Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1997, the Partnership's cash balance totaled $394,442, compared to $431,448 at December 31, 1996. The decrease is primarily due to the payment of property operating and general administrative expenses in excess of interest and other income in 1997. The Partnership's cash balance, along with funds generated from future sales of timber and timberland are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $25,948 at March 31, 1997, compared to $14,400 at December 31, 1996. The higher balance in 1997 is primarily the result of higher general and administrative expenses as discussed below in the section titled "Results of Operations."

The Partnership currently owns the Estes Tract, a 4,657 acre site located in northwest Florida, and a 24% interest in the joint venture which owns the Laurel View Tract, a 1,709 acre site located in southeast Georgia. On April 18, 1997, the Partnership completed a sale of approximately 1,290 acres of the Estes Tract to the State of Florida for net proceeds of $1,178,870 and a net gain of approximately $8,000. These proceeds were added to the Partnership's cash reserves. As previously reported, on March 6, 1996, the Partnership entered into a purchase and sale agreement with the State of Florida for the remaining 4,657 acres of the Estes Tract. The sale is pending the State's final approval, and the General Partner currently expects the sale to close in the second quarter of 1997. However, there can be no assurance that the sale will close as expected. Because of the delay in closing this sale, caused by the State's lack of action, the Partnership has retained special Florida counsel to assist with this contract. If and when the sale closes, the Partnership's only remaining tract of land will be its interest in the Laurel View Tract.

The Partnership owns its interest in the Laurel View Tract as part of a joint venture with Southern Timber Partners 2, an affiliated partnership. The partnerships have begun actively marketing the parcel for sale, and during 1996 engaged the services of CB Commercial, a national commercial real estate brokerage firm. Due to the unique nature of the Laurel View Tract, the General Partner anticipates it may require several months or longer to secure an acceptable price for the property. Although the Partnership will attempt to sell the tract during 1997, there can be no assurance a sale will occur or that any particular price will be obtained. Should a sale not be consummated, the Partnership will continue to hold the property and search for a purchaser.

Results of Operations

The Partnership's operations resulted in net losses of $45,619 and $16,932 for the three months ended March 31, 1997 and 1996, respectively. The increase in net loss is primarily due to a decrease in interest income and higher general and administrative expenses.

Interest income totaled $5,470 for the three months ended March
31, 1997, compared to $22,671 for the corresponding period in 1996. The decrease is primarily the result of a lower cash balance in 1997 resulting from a cash distribution to the partners in the amount of $1,091,000 in August 1996.

Total expenses were $47,594 for the three months ended March 31, 1997, compared to $37,777 for the corresponding period in 1996. The increase is primarily the result of higher general and administrative expenses, partially offset by lower property operating expenses. General and administrative expenses for the three months ended March 31, 1997 were $29,462, compared to $18,318 for the same period in 1996. During the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

The Partnership recognized a loss from Joint Venture of $4,320 for the three months ended March 31, 1997, compared with a loss of $2,066 for the three months ended March 31, 1996. The increased loss from joint venture is mainly attributable to the payment of joint venture general and administrative expenses in the first quarter of 1997, whereas no such costs were incurred during the first quarter of 1996.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits -

                (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SOUTHERN TIMBER PARTNERS I

                    BY:  Southern Timber Resources Corp.
                         General Partner



Date:  May 13, 1997      BY:    /s/Paul L. Abbott
                                Director, President
                                and Chief Financial Officer