Form 10-Q
period 1997-06-30
SOUTHERN TIMBER PARTNERS I
filed 1997-08-14
CIK 355298

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997

                                or

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Transition period from ______  to ______


                   Commission File Number: 0-11027


                   SOUTHERN TIMBER PARTNERS I
      Exact Name of Registrant as Specified in its Charter


           Georgia
State or Other Jurisdiction of                        56-1303554
Incorporation or Organization            I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                    10285
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
                                       Yes    X    No ____



Balance Sheets                                At June 30,   At December 31,
                                                    1997              1996
Assets
Timber and timberland, at cost:              $        --     $   6,987,505
Less accumulated depletion                            --        (2,806,428)
  Net timber and timberland                           --         4,181,077
Cash and cash equivalents                        492,514           431,448
Prepaid insurance                                  5,562             2,450
Due from related parties                          10,058            10,058
Investment in joint venture                    1,419,412         1,426,609
  Total Assets                               $ 1,927,546     $   6,051,642

Liabilities and Partners' Capital
Liabilities:
Accounts payable and accrued expenses        $    26,213     $      14,400
Due to affiliates                                122,371           136,129
  Total Liabilities                              148,584           150,529
Partners' Capital (Deficit):
 General Partner                                 (98,348)          (57,127)
 Limited Partners (40,000 units outstanding)   1,877,310         5,958,240
  Total Partners' Capital                      1,778,962         5,901,113
  Total Liabilities and Partners' Capital    $ 1,927,546     $   6,051,642



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                         General         Limited
                                         Partner        Partners         Total
Balance at December 31, 1996         $  (57,127)    $  5,958,240   $ 5,901,113
Cash distributions                      (40,404)      (4,000,000)   (4,040,404)
Net loss                                   (817)         (80,930)      (81,747)
Balance at June 30, 1997             $  (98,348)    $  1,877,310   $ 1,778,962




Statements of Operations
                                    Three months               Six Months
                                   ended June 30,            ended June 30,
                                  1997        1996         1997          1996
Income
Loss on sales of timberland   $ (23,777)   $    --     $ (23,777)   $      --
Interest                         22,136     22,210        27,606       44,881
Other                               835      2,570         1,660        2,810
  Total Income                     (806)    24,780         5,489       47,691

Expenses
Property operating                7,937     17,979        26,069       37,438
General and administrative       24,508     12,646        53,970       30,964
  Total Expenses                 32,445     30,625        80,039       68,402
Loss from operations            (33,251)    (5,845)      (74,550)     (20,711)
Other Loss
Loss from joint venture          (2,877)    (2,040)       (7,197)      (4,106)
  Net Loss                    $ (36,128)   $(7,885)     $(81,747)   $ (24,817)

Net Loss Allocated:
To the General Partner        $    (361)   $   (79)     $   (817)   $    (248)
To the Limited Partners         (35,767)    (7,806)      (80,930)     (24,569)
                              $ (36,128)   $(7,885)     $(81,747)   $ (24,817)
Per limited partnership unit
(40,000 outstanding)              $(.89)     $(.20)       $(2.02)       $(.61)




Statements of Cash Flows
For the six months ended June 30,                        1997            1996

Cash Flows From Operating Activities
Net loss                                           $  (81,747)     $  (24,817)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Loss on sales of timberland                           23,777              --
 Loss from joint venture                                7,197           4,106
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Prepaid insurance                                    (3,112)           (575)
  Due from related parties                                 --           8,250
  Accounts payable and accrued expenses                11,813           4,246
  Due to affiliates                                   (13,758)        (65,845)
Net cash used for operating activities                (55,830)        (74,635)
Cash Flows From Investing Activities
 Proceeds from land sales                           4,157,300              --
Net cash provided by investing activities           4,157,300              --
Cash Flows From Financing Activities
 Distributions                                     (4,040,404)             --
Net cash used for financing activities             (4,040,404)             --
Net increase (decrease) in cash
 and cash equivalents                                  61,066         (74,635)
Cash and cash equivalents, beginning of period        431,448       1,683,209
Cash and cash equivalents, end of period           $  492,514      $1,608,574




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 18, 1997, the Partnership completed a sale of approximately 1,290 acres of the Estes Tract to the State of Florida for net proceeds of $1,178,870 and a net gain of approximately $8,000.

On June 19, 1997, the Partnership completed a sale of approximately 4,657 acres of the Estes Tract to the State of Florida for net proceeds of $2,978,430 and a net loss of approximately $32,000.




Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

On April 18, 1997, the Partnership completed a sale of approximately 1,290 acres of the Estes Tract to the State of Florida for net proceeds of $1,178,870 and a net gain of approximately $8,000. On June 19, 1997, the Partnership completed a sale of approximately 4,657 acres of the Estes Tract to the State of Florida for net proceeds of $2,978,430 and a net loss of approximately $32,000.

The Partnership's sole remaining timberland asset is a 24% interest in a joint venture (the "Joint Venture") which owns the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. The remaining 76% interest in the Joint Venture is owned by an affiliated partnership, Southern Timber Partners 2. The partnerships began actively marketing the parcel for sale, and during 1996 engaged the services of CB Commercial, a national commercial real estate brokerage firm. The General Partner has been in discussions with several possible buyers, but to date, no final agreements have been reached. Although the Partnership will attempt to sell the Laurel View Tract during 1997, there can be no assurance a sale will occur within this time frame or that any particular price will be obtained.

On June 30, 1997, the Partnership paid a cash distribution to the limited partners in the amount of $4,000,000, or $100 per Unit, representing proceeds from the sale of the 1,290 acre and 4,657 acre portions of the Estes Tract.

At June 30, 1997, the Partnership's cash balance totaled $492,514, compared to $431,448 at December 31, 1996. The increase is primarily due to proceeds, after distributions to the limited partners, relating to the sale of the 1,290 acre and 4,657 acre portions the Estes Tract, as discussed below. The Partnership's cash balance, along with funds generated from future sales of timberland from the Joint Venture, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $26,213 at June 30, 1997, compared to $14,400 at December 31, 1996. The higher balance in 1997 is primarily the result of higher general and administrative expenses as discussed below in the section titled "Results of Operations."

Due to affiliates totaled $122,371 at June 30, 1997, compared to $136,129 at December 31, 1996. The decrease is primarily due to the timing of payments. The decrease is also due to lower administrative fees as a result of the sale of the Estes Tract, as discussed below.

Results of Operations

The Partnership's operations resulted in net losses of $36,128 and $81,747 for the three and six months ended June 30, 1997, respectively, compared to net losses of $7,885 and $24,817 for the corresponding periods in 1996. The increase in net losses is primarily attributable to the loss on sales of timberland, higher general and administrative expenses and to a lesser extent, a decrease in other income, which was partially offset by lower property operating expenses. The increase for the six-month period in 1997 is also attributable to an increase in the loss from joint venture and a decrease in interest income.

The Partnership generated total income of $(806) and $5,489 for the three and six months ended June 30, 1997, respectively, compared to total income of $24,780 and $47,691 for the corresponding periods in 1996. The decreases in total income for the 1997 periods are primarily attributable to the loss on sales of timberland. The decrease for the six-month period is also attributable to a decrease in interest income. Interest income totaled $22,136 and $27,606 for the three and six months ended June 30, 1997, respectively, compared to $22,210 and $44,881 for the corresponding periods in 1996. The decreases are primarily the result of a lower average cash balances in 1997.

Property operating expenses were $7,937 and $26,069 for the three and six months ended June 30, 1997, respectively, compared to $17,979 and $37,438 for the corresponding periods in 1996. The decreases are due to the sale of the Estes Tract.

Total expenses were $32,445 and $80,039 for the three and six months ended June 30, 1997, compared to $30,625 and $68,402 for the corresponding periods in 1996. The increases are primarily the result of higher general and administrative expenses, which were partially offset by lower property operating expenses. General and administrative expenses for the three and six months ended June 30, 1997 were $24,508 and $53,970, respectively, compared to $12,646 and $30,964 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

The Partnership recognized losses from joint venture of $2,877 and $7,197 for the three and six months ended June 30, 1997, respectively, compared with losses from joint venture of $2,040 and $4,106 for the corresponding periods in 1996. The increased losses from joint venture are mainly attributable to the payment of joint venture general and administrative expenses in 1997, whereas no such costs were incurred during 1996.




Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - filed in the second quarter of fiscal 1997:

                 On May 12, 1997, the Partnership filed a Form 8-K reporting that on April 18, 1997, the Partnership executed a sale to the State of Florida.

                 On July 9, 1997, the Partnership filed a Form 8-K reporting that on June 19, 1997, the Partnership executed a sale to the State of Florida.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SOUTHERN TIMBER PARTNERS I

                    BY:  Southern Timber Resources Corp.
                         General Partner


Date:  August 13, 1997   BY:  /s/ Paul L. Abbott
                              Director and Chief Executive Officer



Date:  August 13, 1997   BY:  /s/ Robert J. Hellman
                              President and Chief Financial Officer