Form 10-Q
period 1997-09-30
SOUTHERN TIMBER PARTNERS I
filed 1997-11-13
CIK 355298

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the
   ----     Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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




Balance Sheets
                                              At September 30,   At December31,
                                                         1997             1996
Assets
Timber and timberland, at cost:                   $         0      $ 6,987,505
Less accumulated depletion                                  0       (2,806,428)
   Net timber and timberland                                0        4,181,077
Cash and cash equivalents                             467,901          431,448
Prepaid insurance                                       4,045            2,450
Due from related parties                               10,058           10,058
Investment in joint venture                         1,416,611        1,426,609
                                                  -----------      -----------
     Total Assets                                 $ 1,898,615      $ 6,051,642
                                                  ===========      ===========
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses           $    35,470      $    14,400
  Due to affiliates                                   126,440          136,129
                                                  -----------      -----------
     Total Liabilities                                161,910          150,529
                                                  -----------      -----------
Partners' Capital (Deficit):
  General Partner                                     (57,127)         (57,127)
  Limited Partners (40,000 units outstanding)       1,793,832        5,958,240
                                                  -----------      -----------
     Total Partners' Capital                        1,736,705        5,901,113
                                                  -----------      -----------
     Total Liabilities and Partners' Capital      $ 1,898,615      $ 6,051,642
                                                  ===========      ===========


Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997

                                            General       Limited
                                            Partner      Partners        Total
Balance at December 31, 1996              $ (57,127)  $ 5,958,240  $ 5,901,113
Cash distributions                          (40,404)   (4,000,000)  (4,040,404)
Net (Income) loss                            40,404      (164,408)    (124,004)
                                          ---------   -----------  -----------
Balance at September 30, 1997             $ (57,127)  $ 1,793,832  $ 1,736,705
                                          =========   ===========  ===========



Statements of Operations
                                     Three months ended      Nine months ended
                                        September 30,           September 30,
                                       1997       1996        1997        1996
Income
Loss on sales of timberland      $        0  $       0  $  (23,777)  $       0
Interest                              5,512     12,419      33,118      57,300
Other                                   745        170       2,405       2,980
                                 ----------  ---------  ----------   ---------
     Total Income                     6,257     12,589      11,746      60,280
                                 ----------  ---------  ----------   ---------
Expenses
Property operating                   10,515     17,491      36,584      54,929
General and administrative           35,198     34,125      89,168      65,089
                                 ----------  ---------  ----------  ----------
  Total Expenses                     45,713     51,616     125,752     120,018
                                 ----------  ---------  ----------  ----------
Loss from operations                (39,456)   (39,027)   (114,006)    (59,738)
                                 ----------  ---------  ----------  ----------
Other Loss
Loss from joint venture              (2,801)    (1,773)     (9,998)     (5,879)
                                 ----------  ---------  ----------  ----------
     Net Loss                    $  (42,257) $ (40,800) $ (124,004) $  (65,617)
                                 ==========  =========  ==========  ==========
Net Income (loss) Allocated:
To the General Partner           $   41,221  $    (408) $   40,404  $     (656)
To the Limited Partners             (83,478)   (40,392)   (164,408)    (64,961)
                                 ----------  ---------  ----------  ----------
                                 $  (42,257) $ (40,800) $ (124,004) $  (65,617)
                                 ==========  =========  ==========  ==========
Per limited partnership unit
(40,000 outstanding)                 $(2.09)    $(1.01)     $(4.11)     $(1.62)


Statements of Cash Flows
For the nine months ended September 30,                    1997           1996
Cash Flows From Operating Activities
Net loss                                           $  (124,004)    $   (65,617)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Loss on sales of timberland                           23,777               0
  Loss from joint venture                                9,998           5,879
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Prepaid insurance                                   (1,595)            895
    Due from related parties                                 0           8,250
    Accounts payable and accrued expenses               21,070           8,201
    Due to affiliates                                   (9,689)        (52,323)
                                                   -----------     -----------
Net cash used for operating activities                 (80,443)        (94,715)
                                                   -----------     -----------
Cash Flows From Investing Activities
  Proceeds from land sales                           4,157,300               0
                                                   -----------     -----------
  Net cash provided by investing activities          4,157,300               0
                                                   -----------     -----------
Cash Flows From Financing Activities
  Distributions                                     (4,040,404)     (1,091,000)
                                                   -----------     -----------
Net cash used for financing activities              (4,040,404)     (1,091,000)
                                                   -----------     -----------
Net increase (decrease) in cash
and cash equivalents                                    36,453      (1,185,715)
Cash and cash equivalents, beginning of period         431,448       1,683,209
                                                   -----------     -----------
Cash and cash equivalents, end of period           $   467,901     $   497,494
                                                   ===========     ===========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On September 18, 1997, the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract, a 1,709 acre tract of land owned as part of a joint venture with Southern Timber Partners 2, for a price of $6.3 million. Southern Timber Partners I owns a 24% interest in the Laurel View Tract.




Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.

Liquidity and Capital Resources

On April 18, 1997, the Partnership completed a sale of approximately 1,290 acres of the Estes Tract to the State of Florida for net proceeds of $1,178,870 and a net gain of approximately $8,000. On June 19, 1997, the Partnership completed a sale of approximately 4,657 acres of the Estes Tract to the State of Florida for net proceeds of $2,978,430 and a net loss of approximately $32,000. On June 30, 1997, the Partnership paid a cash distribution to the limited partners in the amount of $4,000,000, or $100 per Unit, representing proceeds from the sale of the Estes Tract.

The Partnership's sole remaining timberland asset is a 24% interest in a joint venture (the "Joint Venture") which owns the Laurel View Tract, a 1,709 acre tract located near Savannah, Georgia. The remaining 76% interest in the Joint Venture is owned by an affiliated partnership, Southern Timber Partners 2. The partnerships began actively marketing the parcel for sale during 1996 and engaged the services of CB Commercial, a national commercial real estate brokerage firm. Following discussions with several possible buyers, on September 18, 1997 the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract for a price of $6.3 million. It is currently anticipated that the sale will be consummated prior to the end of November 1997. Thereafter, the net proceeds from the sale and cash reserves available after payment of any remaining Partnership liabilities will be distributed to Limited Partners and the Partnership will be dissolved. While it is the General Partner's objective to dissolve the Partnership and make liquidating distributions prior to the end of 1997, there can be no assurance that the sale will be consummated as contemplated, or that a sale will result in any particular level of distributable cash.

At September 30, 1997, the Partnership's cash balance totaled $467,901, compared to $431,448 at December 31, 1996. The increase is primarily due to proceeds, after distributions to the limited partners, relating to the sale of the 1,290 acre and 4,657 acre portions of the Estes Tract. The Partnership's cash balance, along with funds generated from future sales of timberland from the Joint Venture, are expected to provide sufficient liquidity to enable the Partnership to meet its operating expenses.

Accounts payable and accrued expenses totaled $35,470 at September 30, 1997, compared to $14,400 at December 31, 1996. The higher balance in 1997 is primarily the result of higher general and administrative expenses as discussed below in the section titled "Results of Operations."

Due to affiliates totaled $126,440 at September 30, 1997, compared to $136,129 at December 31, 1996. The decrease is primarily due to the timing of payments. The decrease is also due to lower administrative fees as a result of the sale of the Estes Tract.

Results of Operations

The Partnership's operations resulted in net losses of $42,257 and $124,004 for the three and nine months ended September 30, 1997, respectively, compared to net losses of $40,800 and $65,617 for the corresponding periods in 1996. The increase for the three-month period is primarily attributable to an increase in the loss from joint venture. The increase for the nine-month period is primarily attributable to the loss on sales of timberland, higher general and administrative expenses and a decrease in interest income, which was partially offset by lower property operating expenses. The increase is also attributable to an increase in the loss from joint venture.

The Partnership generated total income of $6,257 and $11,746 for the three and nine months ended September 30, 1997, respectively, compared to total income of $12,589 and $60,280 for the corresponding periods in 1996. The decrease in total income for the three-month period is primarily attributable to a decrease in interest income, which was partially offset by an increase in other income. The decrease in total income for the nine-month period is primarily attributable to the loss on sales of timberland and a decrease in interest income. Interest income totaled $5,512 and $33,118 for the three and nine months ended September 30, 1997, respectively, compared to $12,419 and $57,300 for the corresponding periods in 1996. The decreases are primarily the result of lower average cash balances in 1997.

Property operating expenses were $10,515 and $36,584 for the three and nine months ended September 30, 1997, respectively, compared to $17,491 and $54,929 for the corresponding periods in 1996. The decreases are due to the sale of the Estes Tract.

Total expenses were $45,713 and $125,752 for the three and nine months ended September 30, 1997, compared to $51,616 and $120,018 for the corresponding periods in 1996. The decrease for the three-month period is primarily due to lower property operating expenses. The increase for the nine-month period is primarily the result of higher general and administrative expenses, which were partially offset by lower property operating expenses. General and administrative expenses for the three and nine months ended September 30, 1997 were $35,198 and $89,168, respectively, compared to $34,125 and $65,089 for the same periods in 1996. During the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

The Partnership recognized losses from joint venture of $2,801 and $9,998 for the three and nine months ended September 30, 1997, respectively, compared with losses from joint venture of $1,773 and $5,879 for the corresponding periods in 1996. The increased losses from joint venture are mainly attributable to the payment of joint venture general and administrative expenses in 1997, whereas no such costs were incurred during 1996.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b)  Reports on Form 8-K -

                    On September 25, 1997 the Partnership filed a Form 8-K reporting that on September 18, 1997 the Partnership entered into a contract with an unaffiliated third party for the sale of the Laurel View Tract, a 1,709 acre tract of land owned as part of a joint venture with Southern Timber Partners 2.




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



                         SOUTHERN TIMBER PARTNERS I

                         BY:  Southern Timber Resources Corp.
                              General Partner




Date:  November 12, 1997
                         BY:  /s/Robert J. Hellman
                              Robert J. Hellman
                              President, Director and Chief
                              Financial Officer